Form 10QSB
period 1999-02-28
ADVANCED KNOWLEDGE INC
filed 1999-04-15
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1999
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-25247
--------------------------------------------------------------------------------

                            ADVANCED KNOWLEDGE, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                          95-4675095
-------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       17337 Ventura Boulevard, Suite 224
                            Encino, California 91316
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 784-0040
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [ ] No [X]

               APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                    PROCEEDING  DURING  THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securitie sunder a plan confirmed by a court.

                                                              Yes [ ] No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 3,200,000 shares of Common stock, par value $.001 per share issued and outstanding as of February 28, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   10

Item 2.   Changes in Securities and Use of Proceeds............   10

Item 3.   Defaults upon Senior Securities......................   10

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   10

Item 5.   Other Information.....................................  10

Item 6.   Exhibits and Reports on Form 8-K......................  10

Signatures......................................................  11

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                (Financial Statements Commence on Following Page)


ADVANCED KNOWLEDGE, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------
                                          February 28,
                                              1999                 August 31,
                                           (Unaudited)               1998
ASSETS

CASH                                                                $  10,918

ACCOUNTS RECEIVABLE                        $   27,987                   6,836

VIDEO INVENTORY AND PRODUCTION COSTS           50,069                  33,285

PREPAID EXPENSES                                3,110                   2,000
                                             ---------                --------
TOTAL ASSETS                                 $ 81,166               $  53,039
                                             =========                ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft                               $    612
Accrued expenses                               40,152               $  64,472
Note payable to shareholder                   142,962                  72,212
Accrued interest due to shareholder             3,659
                                              --------                -------
Total liabilities                             187,385                 136,684
                                              --------                -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized, 3,200,000
  and 3,000,000 shares issued and
  outstanding at February 28, 1999 and
  August 31, 1998, respectively                 3,200                  3,000
Additional paid-in capital                     19,800
Accumulated deficit                          (129,219)               (86,645)
                                             ---------               --------
Total shareholders' deficit                  (106,219)               (83,645)
                                             ---------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $ 81,166               $ 53,039
                                             =========               ========
See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1999

                                         Three Months              Six Months
                                             Ended                    Ended
                                          February 28,             February 28,
                                              1999                     1999
                                         -------------            -------------

REVENUES                                   $  48,897               $  87,515

COST OF SALES                                 16,463                  35,034
                                            ----------              ---------
GROSS PROFIT                                  32,434                  52,481
                                            ----------              ---------
EXPENSES:
Selling and marketing                          7,653                  18,187
General and administrative                    12,926                  28,168
Professional fees                             18,751                  44,141
Interest expense                               2,205                   3,659
                                            ----------              ---------
Total expenses                                41,535                  94,155
                                            ----------              ---------
LOSS BEFORE INCOME TAXES                      (9,101)                (41,674)

INCOME TAXES                                                             900
                                            ----------              ---------
NET LOSS                                   $  (9,101)                (42,574)

ACCUMULATED DEFICIT AT SEPTEMBER 1, 1998                             (86,645)
                                                                    ---------
ACCUMULATED DEFICIT AT FEBRUARY 28, 1999                           $ 129,219
                                                                    =========

BASIC LOSS PER SHARE                       $    N/A                $    (.01)
                                             =========              =========
COMMON SHARES OUTSTANDING                    3,133,333              3,066,667
                                             =========              ==========
See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1999

                                      Three Months              Six Months
                                          Ended                    Ended
                                       February 28,             February 28,
                                          1999                     1999
                                      -------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                $ (9,101)                $ (42,574)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Amortization                              1,245                     2,500
 Changes in operating assets
  and liabilities:
 Accounts receivable                      (4,468)                  (21,151)
    Inventory                            (12,298)                  (19,284)
    Prepaid expenses                        (110)                   (1,110)
    Accrued expenses                     (11,401)                  (20,661)
                                        ----------               -----------
Net cash used by operating activities    (36,133)                 (102,280)
                                        ----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                           (16,617)                      612
Sale of common stock                      20,000                    20,000
Borrowings from shareholder               32,750                    70,750
Net cash provided by financing
  activities                              36,133                    91,362
                                        ----------                ----------
NET DECREASE IN CASH                       -0-                     (10,918)

CASH, BEGINNING OF PERIOD                  -0-                      10,918
                                        ----------                ----------
CASH, END OF PERIOD                     $  -0-                    $   -0-
                                        ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                  $  -0-                    $   -0-
Cash paid for income taxes              $  -0-                    $    900


See notes to financial statements.

ADVANCED KNOWLEDGE, INC.


NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 1999, are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the company's report on Form 10-SB for the year ended August 31, 1998.

     The balance sheet at August 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     General Information - At a special meeting held on June 30, 1998, the shareholders of DMA-Radtech, Inc. ("DMA"); a wholly-owned subsidiary of Electro-Kinetic Systems, Inc. ("EKSI"), approved a plan of merger and reorganization, as set forth in an Agreement and Plan of Merger and Reorganization dated as of June 30, 1998, with Advanced Knowledge, Inc. ("AKIP"). DMA issued 2,700,000 shares of its common stock in exchange for all outstanding shares of Advanced Knowledge, Inc. Concurrent with the agreement, DMA changed its name to Advanced Knowledge, Inc. ("AK"). DMA, a Delaware corporation, was incorporated under the laws of the State of Delaware in January 1987. During the three months ended February 28, 1999, the Company sold 200,000 shares of its common stock for $20,000.

     The financial statements for the three-months and six-months ended February 28, 1998 have not been included herein as the Company was effectively dormant during the period.

     The current core business of Advanced Knowledge is the production and marketing of business training videos.

     Going Concern - The Company experienced significant operating losses for the period ended August 31, 1998 and through February 28, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $300,000.

     Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     Video Inventory - Video inventory consists of video tapes, demos, training manuals and film production costs. Inventory is stated at the lower of cost or estimated net realizable value and is amortized in the ratio of the current year's gross revenues to management's estimate of remaining gross revenues. Accumulated amortization at February 28, 1999 totalled $2,917.

     Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

     The loss per share for the three months ended February 28, 1999 has been indicated as "N/A" (not available) since the amount is less than $0.01 per share.

2.  MANAGEMENT PLANS

During the six months ended February 28, 1999, the Company commenced shipping of its new training videos. Management expects that the forecasted higher sales and cash flows from operations will be adequate to finance the 1999 cash flow requirements. Management is considering various options related thereto, including, but not limited to, merging with another company and obtaining additional equity and financing sources. While exploratory discussions have been held with various companies concerning the possibility of an acquisition or merger, at this time there are no proposals, agreements or understandings for the acquisition of, or merger with, any company. However, the Company intends to continue to explore opportunities for an acquisition or merger that the Company believes will increase shareholder value.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company will continue to devote its resources to marketing its workforce training video library and related training materials. At this time these efforts are focused on three titles, "Twelve Angry Men: Teams That Don't Quit", "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences", and "What It Really Takes To Be A World Class Company". In addition, the Company anticipates spending some of its resources on the production of additional training videos.

Marketing expenses and production costs during the fiscal year ending August 31, 1999 are estimated to approximate $500,000. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

During December 1998 the Company sold 200,000 shares of its common stock for $20,000.

The Company currently has 2 employees. These employees received no compensation through February 28, 1999. If cash resources permit, the Company plans to increase its employees to 6 during calendar 1999, (4 administrative, 2 sales).

Results of Operations

During the period December 1, 1998 through February 28, 1999, the Company had revenues of $48,897 and expended approximately $41,535 in the production and development of its workforce training video and materials and in general and administrative expenses in establishing its corporate business. These expenses included. $18,751 in professional fees and $2,205 in interest expenses due its President.

The Company has an agreement with its President and majority shareholder to provide, at the President's discretion, up to $300,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2001. The Company has borrowed approximately $143,000 through February 28, 1999.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company has an agreement with the co-producer of the video, 12 Angry Men, and The Cuban Missile Crisis to pay a royalty based on a specified formula, which has averaged to approximately 35% of gross sales.

The Company was effectively dormant during the six months ended February 28, 1998, expending only $758 in order to maintain its corporate status.

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended February 28, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCE KNOWLEDGE, INC.
                                            (Registrant)


Dated:  April 14, 1999                      /s/ Buddy Young
                                            --------------------------
                                            Buddy Young, President and Chief
                                            Executive Officer