Form 10QSB
period 1999-05-31
ADVANCED KNOWLEDGE INC
filed 1999-07-08
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended May 31, 1999



/ / Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-25247

                            ADVANCED KNOWLEDGE, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                     95-4675095
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       17337 Ventura Boulevard, Suite 224
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/ / No/X/

         The Registrant has 4,000,000 shares of Common stock, par value $.001 per share issued and outstanding as of May 31, 1999.

         Traditional Small Business Disclosure Format (check one)  Yes/ /  No/X/

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I            FINANCIAL INFORMATION
                                                                           Page
Item 1.           Financial Statements                                        3
                  Balance Sheet  (unaudited)                                  4
                  Statements of Operations (unaudited)                        5
                  Statements of Cash Flows (unaudited)                        6
                  Notes to Financial Statements                               7


Item 2.           Management's Discussion and Analysis of Plan
                  of Operation                                                9


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                          10

Item 2.           Changes in Securities and Use of Proceeds                  10

Item 3.           Defaults upon Senior Securities                            10

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                        10

Item 5.           Other Information                                          10

Item 6.           Exhibits and Reports on Form 8-K                           10

Signatures                                                                   11

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                (Financial Statements Commence on Following Page)

ADVANCED KNOWLEDGE, INC.


BALANCE SHEETS
--------------------------------------------------------------------------------
                                                  May 31, 1999        August 31,
                                                   (Unaudited)             1998
                                                  ------------        ---------
ASSETS

CASH                                               $    19,658       $   10,918

ACCOUNTS RECEIVABLE                                     35,031            6,836

VIDEO INVENTORY AND PRODUCTION COSTS                    52,069           33,285

PREPAID EXPENSES                                         4,500            2,000
                                                   -----------       ----------

TOTAL ASSETS                                       $   111,258       $   53,039
                                                   ===========       ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued expenses                                   $    41,686       $   64,472
Note payable to shareholder                            102,962           72,212
Accrued interest due to shareholder                      6,518
                                                   -----------       ----------
Total liabilities                                      151,166          136,684
                                                   -----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000  shares  authorized,
  4,000,000  and  3,000,000  shares
  issued and outstanding at May 31,
  1999 and August 31, 1998, respectively                 4,000            3,000
Additional paid-in capital                              99,000
Accumulated deficit                                   (142,908)         (86,645)
                                                   -----------       ----------
Total shareholders' deficit                            (39,908)         (83,645)
                                                   -----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $   111,258       $   53,039
                                                   ===========       ==========


See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1999
--------------------------------------------------------------------------------
                                               Three Months          Nine Months
                                                   Ended                Ended
                                               May 31, 1999         May 31, 1999
                                               ------------         ------------
REVENUES                                        $   46,616           $  134,131

COST OF SALES                                       14,306               49,340
                                                ----------           ----------

GROSS PROFIT                                        32,310               84,791
                                                ----------           ----------

EXPENSES:
Selling and marketing                                7,029               25,216
General and administrative                          20,384               48,552
Professional fees                                   15,727               59,868
Interest expense                                     2,859                6,518
                                                ----------           ----------
Total expenses                                      45,999              140,154
                                                ----------           ----------

LOSS BEFORE INCOME TAXES                           (13,689)             (55,363)

INCOME TAXES                                                                900
                                                ----------           ----------

NET LOSS                                        $  (13,689)             (56,263)
                                                ==========

ACCUMULATED DEFICIT AT SEPTEMBER 1, 1998                                (86,645)
                                                                     ----------

ACCUMULATED DEFICIT AT MAY 31, 1999                                  $ (142,908)
                                                                     ==========


BASIC LOSS PER SHARE                            $      N/A           $     (.02)
                                                ==========           ==========

COMMON SHARES OUTSTANDING                        4,000,000            3,355,556
                                                ==========           ==========

See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (56,263)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Amortization                                                          3,333
    Changes in operating assets and liabilities:
      Accounts receivable                                               (28,195)
      Inventory                                                         (22,117)
      Prepaid expenses                                                   (2,500)
      Accrued expenses                                                  (16,268)
                                                                      ---------
Net cash used by operating activities                                  (122,010)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                                    100,000
Net borrowings from shareholder                                          30,750
                                                                      ---------
Net cash provided by financing activities                               130,750
                                                                      ---------

NET DECREASE IN CASH                                                      8,740

CASH, BEGINNING OF PERIOD                                                10,918
                                                                      ---------
CASH, END OF PERIOD                                                   $  19,658
                                                                      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $     -0-
Cash paid for income taxes                                            $     900


See notes to financial statements.

ADVANCED KNOWLEDGE, INC.


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the company's report on Form 10-SB for the year ended August 31, 1998.

         The balance sheet at August 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         General Information - At a special meeting held on June 30, 1998, the shareholders of DMA-Radtech, Inc. ("DMA"); a wholly-owned subsidiary of Electro-Kinetic Systems, Inc. ("EKSI"), approved a plan of merger and reorganization, as set forth in an Agreement and Plan of Merger and Reorganization dated as of June 30, 1998, with Advanced Knowledge, Inc. ("AKIP"). DMA issued 2,700,000 shares of its common stock in exchange for all outstanding shares of Advanced Knowledge, Inc. Concurrent with the agreement, DMA changed its name to Advanced Knowledge, Inc. ("AK"). DMA, a Delaware corporation, was incorporated under the laws of the State of Delaware in January 1987. During the nine months ended May 31, 1999, the Company sold 1,000,000 shares of its common stock for $100,000.

         The financial statements for the three-months and nine-months ended May 31, 1998 have not been included herein as the Company was effectively dormant during the period.

         The current core business of Advanced Knowledge is the production and marketing of business training videos.

         Going Concern - The Company experienced significant operating losses for the period ended August 31, 1998 and through May 31, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $300,000.

         Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

         Video Inventory - Video inventory consists of video tapes, demos, training manuals and film production costs. Inventory is stated at the lower of cost or estimated net realizable value and is amortized in the ratio of the current year's gross revenues to management's estimate of remaining gross revenues. Accumulated amortization at May 31, 1999 totalled $3,750.

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

         The loss per share for the three months ended May 31, 1999 has been indicated as "N/A" (not available) since the amount is less than $0.01 per share.

2.       MANAGEMENT PLANS

         During the nine months ended May 31, 1999, the Company commenced shipping of its new training videos. Management expects that the forecasted higher sales and cash flow from operations will be adequate to finance the 1999 cash flow requirements. Management has developed plans which include but are not limited to, merging with another company and obtaining additional equity and financing sources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The Company will continue to devote its resources to marketing its workforce training video library and related training materials. At this time these efforts are focused on four titles, "Twelve Angry Men: Teams That Don't Quit", "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences", "What It Really Takes To Be A World Class Company", and "It's A Wonderful Life: The Leader As Servant". In addition, the Company anticipates spending some of its resources on the production of additional training videos, and the acquisition of distribution rights to training videos produced by other companies.

Marketing expenses and production costs during the fiscal year ending August 31, 1999 are estimated to approximate $225,000. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

During the quarter ended May 31, 1999 the Company sold 800,000 shares of its common stock for $80,000. The Company used $40,000 from the sale of these shares to partially reduce the Company's outstanding debt to its President.

The Company currently has 2 employees. These employees received no compensation through May 31, 1999. If cash resources permit, the Company plans to increase its employees to 6 during calendar 1999, (2 administrative, 4 sales).

RESULTS OF OPERATIONS

During the period March 1, 1999 through May 31, 1999, the Company had revenues of $46,616 and expended approximately $60,000 in the production and development of its workforce training video and materials and in general and administrative expenses in establishing its corporate business. These expenses included $15,727 in professional fees and $2,859 in interest expenses due its President.

The Company has an agreement with its President and majority shareholder to provide, at the President's discretion, up to $300,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2001. The Company has borrowed approximately $103,000 through May 31, 1999.

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

The Company was effectively dormant during the nine months ended May 31, 1998, expending only $758 in order to maintain its corporate status.


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  During the quarter ended May 31, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED KNOWLEDGE, INC.
                                  (Registrant)


Dated:  July 8, 1999              /s/ Buddy Young
                                  --------------------------------------------
                                  Buddy Young, President and Chief
                                  Executive Officer