Form 10KSB
period 1999-08-31
ADVANCED KNOWLEDGE INC
filed 1999-10-21
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended August 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-25247

                            ADVANCED KNOWLEDGE, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
      Delaware                                                 95-4067606
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification No.)

17337 Ventura Boulevard, Suite 224, Encino, California            91316
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 (818) 784-0040
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues from operations during the fiscal year ended August 31, 1999 of $174,268.

     Based on the average if the closing bid and asked prices of the issuer's common stock on October 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $556,250.

     As of October 6, 1999, the issuer had 4,000,000 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                    CONTENTS

                                                                            PAGE
PART I

    Item 1.  Description of Business...........................................3
    Item 2.  Description of Property..........................................10
    Item 3.  Legal Proceedings................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders..............10

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters.........11
    Item 6.  Management's Discussion and Analysis or Plan of Operation........12
    Item 7.  Financial Statements.............................................14
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................24

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act..................................................24
    Item 10. Executive Compensation...........................................26
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management......26
    Item 12. Certain Relationships and Related Transactions...................27
    Item 13. Exhibits and Reports on Form 8-K.................................27

SIGNATURES   .................................................................30



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

Pre-Reorganization
------------------

On January 2, 1987, we were incorporated in Delaware as a wholly-owned subsidiary of Electro-Kinetic Systems Inc. ("EKSI") under the name "EKS RN CON INC." Our name was changed to EKS Radtech, Inc. on March 11, 1987 and again changed to DMA-Radtech, Inc. ("DMAR") on September 18, 1990.

From our inception through March 1995, we operated as a producer and distributor of radon testing devices. In addition, we served as a consultant and maintained a testing facility for matters relating to radon. In March 1995, following the bankruptcy of our major distributor, we ceased operations and sold our radon testing facility.

Reorganization
--------------

During 1998, EKSI and DMAR completed a reorganization and merger with Advanced Knowledge, Inc., a privately held Delaware corporation ("AKIP"), pursuant to a Plan of Merger and Reorganization Agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement:

o On August 5, 1998, DMAR increased the number of its authorized shares of common stock to 25,000,000 and split its outstanding shares 300:1. DMAR also amended its Certificate of Incorporation to eliminate the liability of its directors to the fullest extent permitted by Delaware law and to require that the company indemnify its directors, officers, employees and agents to the fullest extent permitted by Section 145 of the Delaware Corporation Law.

o On August 26, 1998 (the "Closing Date"), AKIP was merged into DMAR, with DMAR being the surviving corporation, and DMAR issued 2,700,000 shares of its common stock in exchange for all of the outstanding shares of AKIP (the "Reorganization"). The transaction was accounted for using the "reverse purchase" method of accounting.

o Concurrent with the closing of the Reorganization, DMAR's stockholders voted to change the name of the combined corporation to Advanced Knowledge, Inc. ("Advanced Knowledge").

The assets as of June 30, 1998 that AKIP contributed to the combined corporation include: workforce training video inventory of $29,000, cash of $2,000 and other assets of $6,000, for a total of approximately $37,000. AKIP contributed liabilities to the combined corporation of $35,000. These liabilities represent loans payable Advanced Knowledge's president and principal stockholder. In addition, pursuant to the Reorganization Agreement, AKIP paid

$50,000 to EKSI for certain proprietary know-how and work product and to cover certain administrative and professional fees associated with the transaction, and EKSI contributed to capital all liabilities of DMAR, totaling $311,000.

(b) BUSINESS OF THE ISSUER

The core business of Advanced Knowledge is the development, production and distribution of creatively unique management and general workforce training videos for use by corporations throughout the world.

We initiated our first project in January 1998 when AKIP entered into a production agreement with The Hathaway Group (the "Hathaway Agreement") for the production of a series of six corporate training videos based on either classic Hollywood motion pictures or historical world events. The Hathaway Group is an award-winning, leading supplier of corporate training videos for such clients as IBM, Polaroid, 3M, Digital Equipment Corp., Du Pont, ITT/Hartford Insurance and various divisions of Citicorp. Among the many videos produced by The Hathaway Group is the best selling and critically acclaimed training video entitled, "Work Teams and The Wizard of Oz."

Under the terms of the Hathaway Agreement, we will finance 50% of the production cost of the six videos and will provide a royalty to The Hathaway Group based on a specified percentage of revenues derived from their sale. Production was completed in April 1998 on the first video in the series entitled "Twelve Angry
Men: Teams That Don't Quit." The video, based on the classic film starring Henry Fonda, utilizes 12 minutes of clips from the film, licensed under an agreement with MGM/UA, and features Dr. Margaret J. Wheatley as the on-camera personality. Dr. Wheatley, formerly an Associate Professor of Management at the Marriott School of Management, Brigham Young University, is a respected author whose work includes the best selling "Leadership and the New Sciences." Dr. Wheatley also serves as a management consultant to major corporations.

In conjunction with The Hathaway Group, the Company has completed production of and is distributing the second training video in the series entitled "The Cuban Missile Crisis: A Case Study in Decision Making and Its Consequences." This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis.

The third video in the series, entitled "It's A Wonderful Life: Leading Through Service," has completed production and is scheduled for distribution in October 1999. The video features film clips from the classic motion picture "It's A Wonderful Life," starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley.

In addition to the agreement with The Hathaway Group, AKIP entered into an agreement with AIMS Multimedia ("AIMS"), a recognized leader in the production and distribution of educational and training films, on February 1, 1998. Under the terms of the AIMS Agreement, we have acquired the non-exclusive distribution rights to their Business and Industry library. The film library contains more than 200 titles, many of which have won awards. The programs cover a broad spectrum of topics, ranging from management training and development to safety in the workplace. We will pay AIMS a 45% royalty on all revenues derived from the sale of titles in the Business and Industry library.

Workforce Training Industry Overview
------------------------------------

     General

According to a report published by Lakewood Publications in the October 1998 issue of its respected industry publication, Training Magazine:

o    $58.6   billion  was  budgeted   for  formal   training  in  1997  by  U.S.
     organizations with 100 or more employees.

o 56.6 million people received some formal training in 1997 from employers employing 100 or more people.

o Approximately 70 percent of U.S. organizations employing 100 or more employees offered some training to their employees in 1998.

During the past several years, large and small corporations throughout the world have sought to remain competitive and to prosper in today's information age and knowledge-orientated economy by allocating an increasing amount of resources to the training of their employees. No longer is workplace training restricted to senior managers. Among other categories of employees who now receive training paid for by their employers are middle managers, salespeople, first line supervisors, production workers, administrative employees, customer service representatives, and information technology personnel. "Soft-Skill" training and Information Technology ("IT") training represent the industry's two major, distinct sources of revenue. Soft-Skill training includes management skills/development, supervisory skills, communication skills, new methods and procedures, customer relations/services, clerical/secretarial skills, personal growth, employee/labor relations, and sales. Information Technology training includes client/server systems, internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and IT management.

     The Soft Skill Training Market

As reported in the October 1998 issue of Training Magazine, Soft Skill training represents 71 percent of the $58.6 billion spent by U.S. companies in the training of their employees. Management believes that the Soft-Skill training market is rapidly expanding mainly as a result of realization by organizations throughout the world that in order to remain competitive and manage for success, they must continuously invest in the training of their employees. Demand for quality training products and services is not only stemming from organizations, but from millions of workers who are seeking advanced training to keep up with the job skills required by today's more competitive global economy.

As further reported by Training Magazine, there were over forty different specific Soft-Skill training subjects utilized by organizations in 1998 to increase employee productivity. The top ten subjects were: new employee orientation, performance appraisals, personal computer use, team-building, leadership, sexual harassment, hiring/selection process, train-the-trainer, new equipment operation and safety.

Although many organizations continue to maintain in-house training departments, more and more of the Soft-Skill training function is being filled by outside suppliers and contractors. Training Magazine reported in its October 1998 issue that since 1995, expenditures for outside training products and services have increased 32 percent. The trend for organizations to increasingly outsource the training function is expected to continue as a result of the broad range of subjects that must be part of an effective employee training program and the cost of developing and maintaining internal training courses in the rapidly changing workplace.

     The Information Technology Market

Representing approximately 30 percent of the total dollars spent on training, the market for Information Technology training is driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to take advantage of the latest information technologies because their IT professionals lack up-to-date knowledge and skills. Industry experts believe that the increasing demand for training IT professionals is a result of several key factors, including: (i) the proliferation of computers and networks throughout all levels of organizations;
(ii) the shift from mainframe systems to new client/server technologies; (iii) the continuous introduction and evolution of new client/server hardware and software technologies; (iv) the proliferation of internet and intranet applications; and (v) corporate downsizing, resulting in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications and technologies. Furthermore, since many businesses use hardware and software products provided by a variety of vendors, their IT professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems. While approximately 55 percent of the training for IT professionals continues to be provided by internal training departments, many organizations are expanding their use of external training providers due to corporate downsizing, the lack of internal trainers experienced in the latest technologies, and, as in the Soft-Skill sector, the cost of developing and maintaining internal training courses in rapidly evolving technologies.

Products and Services
---------------------

Currently, and for at least the next twelve months, we anticipate devoting our limited resources to the development, production and distribution of workforce training videos. We will continue such efforts under our agreement with The Hathaway Group, and we are also exploring possibilities for producing and distributing videos financed solely by us. If we are successful in our efforts to raise substantial additional capital, management will seek to develop, produce and distribute other training products and services, such as publications, audiocassettes and training packages. However, if we are not successful in raising substantial additional capital, we will be unable to pursue the development, production and distribution of these other products and services.

Accompanying each of the videos produced by us is a workbook that is designed to be given to all employees participating in the training program. These workbooks are written for us by training professionals and serve to reinforce and enhance the lasting effectiveness of the video. In addition to the workbook, we plan to offer an audiocassette that gives the trainee a general orientation to the training material and serves to reinforce the video's salient points. We believe that the trainees will significantly benefit by being able to use the audio cassette to strengthen and review their comprehension of the information covered in the video during periods when it would be impossible to view a video, such as drive-time.

Training videos typically have a running time of 20 to 35 minutes. The price range for training videos is between $250 and over $895 per video. The wide variance in the pricing structure is due to such factors as quality of production, on-camera personality, source of material, sophistication of graphics, and accompanying reference materials. The market continues to demonstrate its willingness to purchase high-end videos. Therefore, our strategy is to concentrate on producing high caliber videos utilizing elements and production values that will generate sales at the higher end of the price range, where profit margins are greater.

The price differential between a corporate training video and a standard consumer video is justified by the fact that an organization will purchase a video and utilize it to train hundreds of employees over many years. A successful video may generate revenues of as much as $1 million a year. There are numerous examples of this in the industry, including: "Paradigm Shift," by Charthouse Learning; "Remember Me and Abilene Paradox," by CRM Films; "More Than a Gut Feeling," by American Media; "The Guest," by Media Partners; and "Subtle Sexual Harassment," by Quality Media.

Sales and Marketing
-------------------

In most cases, the sale of management training products involves direct mail solicitation, preview request fulfillment, and telemarketing. We begin our sales effort by identifying prospective buyers and soliciting them through direct mail appeals that offer the recipient a free preview. In addition, we market and distribute our work force training videos via our web site at "advancedknowledge.com."

Preview request fulfillment represents a major part of our sales plan. Most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. When requests are received, a preview copy is immediately sent to the prospective buyer. To enhance sales potential, we send preview copies in the form of video catalogues. Each video catalogue will include several titles in the same general subject area, as the prospect may be interested in acquiring other videos that deal with similar issues. Within a short period of time following the shipment of the preview copy, a telemarketing representative will call the prospective buyer to get their comments and to ascertain their level of interest. As a result of having to send preview copies to potential customers, the sales cycle may take as little as a week or as long as several months.

Understanding that the principal competitive factors in the training industry are quality, effectiveness, client service, and price, we have developed a marketing campaign that emphasizes our commitment to these key points, and in addition, serves to establish a positive image and brand value for our products. We utilize the following marketing methods to reach and motivate buyers of training products and services.

     Branding

The reason management has made brand development a key strategy of our business plan is that a brand is the intentional declaration of "who we are," "what we believe" and "why you should put your faith in our products and services." Above all, corporate branding is a promise a company can keep to its customers, the trade and its own employees.

To be effective, a corporate brand should be understood by key audiences: customers, vendors, analysts, the media, employees and all other groups that determine the viability of a business. We anticipate that our corporate brand will grow to be our most valuable business asset. Familiarity leads to favorability. People who know the Company are likely to feel more positive toward it than a lesser-known company.

In order to build brand name recognition, management will strive to ensure that all corporate, brand, and trade advertising carrying the corporate name and other company-wide communications have a demonstrably positive impact on familiarity and favorability. In addition, we anticipate strengthening our brand identity by expanding the scope of our products and services through partnerships with highly regarded training institutions and professional associations.

     Direct Mail

We believe the most cost efficient way of generating sales is through the direct mailing of product catalogues to the purchaser of training products and materials at organizations having 100 or more employees. This is our prime target. According to Dun & Bradstreet, there are over 135,000 organizations in the United States with at least 100 or more people.

To reach the target buyer, we utilize mailing lists purchased from, among others, the industry's most prestigious trade association, the American Society of Training and Development. Other sources of mailing lists include various trade associations and companies that sell mailing lists, such as Hugo Dunhill Mailing Lists, Inc.

In addition to being cost effective, direct mail represents the most accurate way of measuring sales and marketing efforts. Each response received by us is tracked through a database for the purpose of determining the highest "pulling" list and to measure the effectiveness of a specific marketing campaign. In addition, by evaluating response rates, management is also in a position to determine what level of direct mail is needed to reach sales goals, and to alter its product line in accordance with marketplace feedback. Our intention is to incorporate state-of-the-art design in the production of our catalogues that will not only serve to generate sales for specific products, but will also help in building our brand value. This will be accomplished by highlighting the quality and effectiveness of our product line through the showcasing of customer endorsements. We believe that brand values have a strong tangible effect on the results of any direct mail effort, and therefore we will utilize all of our marketing materials to enhance our image as a reliable and competitive provider of quality training products and services.

     Telemarketing

We  manage  our   telemarketing   efforts   by   utilizing   trained   telephone
representatives who focus primarily on following up leads that have been generated through direct mail solicitation.

Our telemarketers are provided with information on a customer's buying history and past needs, which are entered into our proprietary database.

Realizing that the buyers of training products and services are highly educated executives who have multiple pressures and needs, the telemarketers that we employ are trained in high-level, sophisticated selling skills. Using a step-by-step telemarketing process, developed by us, the representative attempts to establish a consultative relationship with potential customers. He or she then will be able to use that relationship in conjunction with information provided by our database to help generate additional sales or preview requests.

Competition
-----------

Both the Soft-Skills and Information Technology sectors of the training market are highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. Our competitors are primarily the internal training departments of companies and independent education and training companies.

     Internal Training Departments

Internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, we believe that industry trends toward downsizing and outsourcing continue to reduce the size of internal training departments and increase the percentage of training delivered by external providers. Because internal trainers find it increasingly difficult to keep pace with new training concepts and technologies, and lack the capacity to meet demand, organizations increasingly supplement their internal training resources with externally supplied training in order to meet their requirements.

     Independent Training Providers

Ranging in size, independent training providers include publishers of texts, training manuals and newsletters, as well as providers of videos, software packages, training programs and seminars.

Independent training providers are the main beneficiaries of the organizational outsourcing trend. As a result of the increased demand for external training products and services, many large corporations have entered the field by establishing corporate training divisions. Among the larger competitors are:
Times Mirror Corporation, Sylvan Learning Systems, Inc, Berkshire Hathaway, and Harcourt General. Additional competitors currently producing training products include: Blanchard Training & Development, Career Track, American Media, Pfeiffer & Company, CRM Films, and AIMS Multimedia.

In all cases, the companies listed above have established credibility within the training industry, and compared to us, have substantially greater financial and managerial resources.

Employees
---------

Our employee staffing levels are consistent with existing workload and business opportunities. Currently, we have three full-time and two part-time employees. We anticipate hiring up to three additional full-time employees, (of whom it is anticipated that two would be sales and one would be clerical) during our next fiscal year. We regularly utilize the services of independent consultants for our business affairs and marketing activities.

ITEM 2.  DESCRIPTION OF PROPERTY.

We lease office space from an unaffiliated third party for $1,605 per month, located at 17337 Ventura Boulevard, Suite 224, Encino, California 91316. The lease terminates February 28, 2000. We anticipate that we will be able to renew the lease, and that this space, consisting of approximately 1,100 square feet, will be adequate for our operations through the end of fiscal 2000. In addition, we rent a satellite sales office on a month-to-month basis from an unaffiliated third party for $795 per month. The office is located at 530 Miller Avenue, Mill Valley, California 94941.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Advanced Knowledge is not a party to any material legal proceedings, and none are known to be contemplated against Advanced Knowledge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

Until August 20, 1999, there was no public trading market for our stock. On that day our common stock was cleared for trading on the OTC Bulletin Board system under the symbol AVKN. A very limited market exists for the trading of our common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             HIGH               LOW

FISCAL 1999
Quarter Ended November 30, 1998               N/A               N/A
Quarter Ended February 28, 1999               N/A               N/A
Quarter Ended March 31, 1999                  N/A               N/A
Quarter ended August 31, 1999               $0.25             $0.25

Holders
-------

The approximate number of holders of record of common stock as of August 31, 1999 was 963.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

Pursuant to the Merger and Reorganization Agreement, we issued 2,700,000 shares of our common stock to the sole shareholder of AKIP, in exchange for all the outstanding shares of AKIP. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof covering transactions not involving any public offering. Only one investor acquired shares, the investor was accredited or otherwise qualified and had access to material information about the DMAR, AKIP and the proposed business combination, and restrictions were placed on the resale of the shares sold.

We sold an additional 1,000,000 shares of common stock in December 1998 and January 1999 to five accredited investors in reliance upon the exemption from registration provided by Rule 504 of Regulation D, promulgated under Section 3(b) of the Securities Act of 1933, as amended. The aggregate purchase price for these shares was $100,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

We will continue to devote the major portion of our resources to the marketing of our workforce training video library. At this time, these efforts are focused on three titles: "Twelve Angry Men: Teams That Don't Quit," "The Cuban Missile
Crisis: A Case Study in Decision Making and Its Consequences," and "It's A Wonderful Life: Leading Through Service." We anticipate devoting some of our resources to the production of additional training videos. Marketing expenses and production costs over the next year are estimated to approximate $300,000. In addition, we plan to increase the number of our full-time employees from three to six during fiscal 2000 (two administrative, three sales and one clerical).

Management expects that cash from sales of our videos and training materials, credit available from our president and principal stockholder (see Item 12, "Certain Relationships and Related Transactions"), and funds from the sale of equity should satisfy our cash requirements over the next year. However, there can be no assurance that our president will continue to advance funds for our operations or that we will be successful in raising capital through the sale of equity. If not, we will require additional funding from other sources. We may, for example, find it necessary to seek third-party loan financing to fund our operations or make acquisitions, or to acquire ownership of or distribution rights in additional workforce training videos or materials. There can be no assurance that we will be successful in securing such loan financing on favorable terms, or at all. If we do not meet our sales expectations and additional funding is unavailable, we will revise our marketing and production budgets below the estimated $300,000.

We have historically experienced significant operating losses, and our auditors have indicated in their report that such losses raise substantial doubt about our ability to continue as a going concern.

DMAR was effectively dormant during the year ended December 31, 1997, expending only $758 in order to maintain its corporate status. In connection with the acquisition of AKIP by DMAR, AKIP paid a total of $50,000 to EKSI (parent of DMAR) for certain proprietary know-how and work products and to cover certain administrative and professional fees associated with the transaction.

Results of Operations
---------------------

Our revenues for fiscal 1999 totaled approximately $174,000, an increase of $167,000 over fiscal 1998. This increase reflects our implementation of marketing the video "Twelve Angry Men" and completion of the new video, "Cuban Missile Crisis." In addition, we realized revenues from training and consulting to end users of the videos totaling $39,000. Cost of goods sold totaled approximately $54,000, an increase of $53,000 over fiscal 1998. The majority of this increase represents royalty costs on sales, which average 35% of gross sales.

Our selling and marketing costs increased from approximately $12,000 in 1998 to $45,000 in 1999. The majority of these costs represent distribution costs of the videos and advertising. Our general and administrative costs increased from approximately $29,000 in 1998 to $179,000 in 1999. The majority of the increase was attributable to professional fees associated with the preparation and filing of our Form 10-SB registration statement with the Securities and Exchange Commission, together with normal operating costs incurred for a full year once the development of the videos was completed and the resulting infrastructure to support operations was in place.

During fiscal 1999, we financed our operations with borrowings from our president and principal stockholder and from the private sale of common stock. We have an agreement with our president and principal stockholder to provide, at the president's discretion, up to $300,000 at 8% interest. Repayment is to be made when funds are available, with the balance of principal and interest due December 31, 2001. Borrowings totaled $127,962 through August 31, 1999, and accrued interest on such borrowings totaled $9,682 as of August 31, 1999. See
Item 12, "Certain Relationships and Related Transactions." During December 1998 and January 1999, we sold, in exempt, private transactions, a total of 1,000,000 shares of our common stock at $0.10 per share, for total proceeds of $100,000.

We have no material commitments for capital expenditures, nor do we foresee the need for such expenditures over the next year. We have an agreement with the co-producer of "Twelve Angry Men," "The Cuban Missile Crisis" and "It's a Wonderful Life," to pay one-half of the production and distribution expenses for these training videos in return for a royalty based on a specified formula, which has averaged approximately 35% of gross sales.

Year 2000 Issue
---------------

We are not currently utilizing any electronic processing systems and therefore we are not directly at risk for having systems that will not recognize the Year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twentieth century. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business, such as financial institutions, and we have not undertaken any investigation to determine the Y2K readiness of such parties. If we or any third party with whom we do business were to have a Y2K problem, our business could be disrupted and our financial condition and results of operations could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                         Pages


Independent Auditors' Report ...........................................   15

Financial Statements:

   Balance Sheets as of August 31, 1999 and 1998 .......................   16

   Statements of Operations for the Years Ended
      August 31, 1999 and 1998 .........................................   17

   Statements of Shareholders' Deficit
      for the Years Ended August 31, 1999 and 1998 .....................   18

   Statements of Cash Flows for the Years Ended
      August 31, 1999 and 1998 .........................................   19

  Notes to Financial Statements ........................................   20-23

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
  ADVANCED KNOWLEDGE, INC.:

We have audited the accompanying balance sheets of Advanced Knowledge, Inc. (the "Company") as of August 31, 1999 and 1998 and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 31, 1999 and 1998, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Farber & Hass LLP
Oxnard, California
October 11, 1999

ADVANCED KNOWLEDGE, INC.

BALANCE SHEETS
AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------
                                                           1999           1998
                                                       ---------      ---------
ASSETS

CASH .............................................     $  10,859      $  10,918
ACCOUNTS RECEIVABLE ..............................        28,568          6,836
VIDEO INVENTORY AND PRODUCTION COSTS .............        49,444         33,285
PREPAID EXPENSES .................................         1,050          2,000
                                                       ---------      ---------
TOTAL ASSETS .....................................     $  89,921      $  53,039
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

ACCRUED ROYALTIES ................................     $  27,874
ACCRUED EXPENSES .................................        22,061      $  64,472
ACCRUED INTEREST TO SHAREHOLDER ..................         9,682
NOTE PAYABLE TO SHAREHOLDER ......................       127,962         72,212
                                                       ---------      ---------
TOTAL LIABILITIES ................................       187,579        136,684
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
    25,000,000 shares authorized;
    4,000,000 and 3,000,000 shares
    issued and outstanding at
    August 31, 1999 and 1998,
    respectively .................................         4,000          3,000
Additional paid-in capital .......................        99,000
Accumulated deficit ..............................      (200,658)       (86,645)
                                                       ---------      ---------
Total shareholders' deficit ......................       (97,658)       (83,645)
                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $  89,921      $  53,039
                                                       =========      =========

See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------
                                                       1999                1998
                                                -----------         -----------
REVENUES:
Rental income ..........................        $     3,311         $       292
Sales ..................................            116,581               6,151
Other revenues .........................             54,377                 393
                                                -----------         -----------
Total revenues .........................            174,269               6,836
                                                -----------         -----------
COST OF GOODS SOLD .....................             53,731                 904
                                                -----------         -----------
GROSS MARGIN ...........................            120,537               5,932
                                                -----------         -----------
OPERATING EXPENSES:
Selling and marketing ..................             44,821              11,818
General and administrative .............            179,247              29,221
Research and development ...............                                 25,000
Organization costs .....................                                 25,738
                                                -----------         -----------
Total operating expenses ...............            224,068              91,777
                                                -----------         -----------
LOSS FROM OPERATIONS ...................           (103,531)            (85,845)

INTEREST EXPENSE .......................              9,682
                                                -----------         -----------
LOSS BEFORE INCOME TAXES ...............           (113,213)            (85,845)

INCOME TAXES ...........................                800                 800
                                                -----------         -----------
NET LOSS ...............................        $  (114,013)        $   (86,645)
                                                ===========         ===========

BASIC LOSS PER SHARE ...................        $      (.03)        $      (.03)
                                                ===========         ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING ..................          3,602,740           3,000,000
                                                ===========         ===========

See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------
                                                      Additional
                                  Common Stock           Paid-in   Shareholders'
                              Shares       Amount        Capital        Deficit
                              ------       ------     ----------   ------------
BALANCE,
    SEPTEMBER 1, 1997            -0-      $   -0-       $    -0-      $     -0-

CONTRIBUTION
    OF CAPITAL             3,000,000        3,000

NET LOSS                                                                (86,645)
                           ---------      -------       --------      ---------
BALANCE,
    AUGUST 31, 1998        3,000,000        3,000                       (86,645)

SALE OF COMMON STOCK       1,000,000        1,000         99,000

NET LOSS                                                               (114,013)
                           ---------      -------       --------      ---------
BALANCE,
    AUGUST 31, 1999        4,000,000      $ 4,000       $ 99,000      $(200,658)
                           =========      =======       ========      =========


See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------
                                                             1999          1998
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(114,013)    $ (86,645)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Amortization ...................................        7,867           417
    Changes in operating assets and liabilities:
    Accounts receivable ............................      (21,732)       (6,836)
    Inventories ....................................      (24,026)      (33,702)
    Prepaid expenses ...............................          950        (2,000)
    Accrued expenses ...............................       (4,855)       64,472
                                                        ---------     ---------
Net cash used by operating activities ..............     (155,809)      (64,294)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ...............................      100,000
Contributed capital ................................                      3,000
Borrowings from shareholder ........................       55,750        72,212
                                                        ---------     ---------
Net cash provided by financing activities ..........      155,750        75,212
                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH ....................          (59)       10,918

CASH, BEGINNING OF YEAR ............................       10,918           -0-

CASH, END OF YEAR ..................................    $  10,859     $  10,918
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - Cash paid for income taxes .......    $     800     $     800


Effective June 30, 1998, DMA-Radtech, Inc. issued 2,700,000 shares of its common stock in exchange for all outstanding shares of Advanced Knowledge, Inc.


See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL INFORMATION - At a special meeting held on June 30, 1998, the shareholders of DMA-Radtech, Inc. ("DMA"), a wholly-owned subsidiary of Electro-Kinetic Systems, Inc. ("EKSI"), approved a plan of merger and reorganization, as set forth in an Agreement and Plan of Merger and Reorganization dated as of June 30, 1998, with Advanced Knowledge, Inc. ("AKIP"). DMA issued 2,700,000 shares of its common stock in exchange for all outstanding shares of Advanced Knowledge, Inc. Concurrent with the agreement, DMA changed its name to Advanced Knowledge, Inc. ("AK"). DMA, a Delaware corporation, was incorporated under the laws of the State of Delaware in January 1987.

     The merger was accounted for using the "reverse purchase" method of accounting, pursuant to which AKIP was treated as the acquiring entity for accounting purposes. The assets, liabilities and shareholders' deficit of AKIP were recorded at their historical values. DMA had no assets or liabilities.

     DMA previously operated as a producer and distributor of radon testing devices. In addition, DMA had maintained a testing facility for matters related to radon. DMA ceased operations in 1995.

     The Company has changed its fiscal year-end from December 31 to August 31. The audited financial statements for the period January 1 through August 31, 1998 reflect primarily the operations of the predecessor company (AKIP) since DMA was effectively dormant during the period January 1 through June 30, 1998.

     In connection with the agreement, AK paid $25,000 to EKSI for certain proprietary technology and work-products related to the Company's core business and EKSI agreed to contribute to capital all liabilities of DMA as of the date of the agreement. Such liabilities totaled approximately $311,000. Based on the forecasted cash requirement to compete and market the radon detection equipment, management has elected not to pursue the technology acquired in the transaction and thus, the amount has been expensed as research and development costs in 1998. In addition, AK paid $25,000 to EKSI for professional fees and other expenses related to the transaction. The amount paid by AK has been expensed as incurred and is included in Organization Costs in the Statement of Operations for 1998.

     The current core business of Advanced Knowledge, Inc. is the production and marketing of business training videos.

     GOING CONCERN - The Company has experienced significant operating losses since inception. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 4, management has developed an operating plan, which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder, which provides for borrowings up to $300,000 (see Note 2).

     UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     VIDEO INVENTORY - Video inventory consists of videotapes, demos, training manuals and film production costs. Inventory is stated at the lower of cost or estimated net realizable value and is amortized in the ratio of the current year's gross revenues to management's estimate of remaining gross revenues. Accumulated amortization at August 31, 1999 totaled $8,284.

     PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

     At August 31, 1999, the Company has available net operating loss carryovers of approximately $200,000 that will expire in various periods through 2014. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization of the asset. The valuation allowance increased from approximately $17,000 to $39,000, representing additional net operating loss carryforwards generated in 1999.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses and note payable) approximates fair value due to the short term maturities of such instruments.

     LOSS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. In accordance with Staff Accounting Bulletin Topic 4, basic EPS is based on the number of common shares outstanding as if such shares were outstanding at the beginning of the period, which totaled 3,000,000 for 1998. The Company did not present Diluted EPS since the result was anti-dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS - The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in financial statements; however, the adoption of this statement had no impact on the Company's net loss on shareholders' deficit.

     RECLASSIFICATION - Certain 1998 amounts have been reclassified in order to conform with 1999 classifications.

2.   NOTE PAYABLE TO SHAREHOLDER

     The Company entered into an agreement with its President and majority shareholder to borrow up to $300,000 (at the discretion of the President) with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2001.

3.   COMMITMENTS AND CONTINGENCIES

     The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages to approximately 35% to 45% of gross sales.

     The Company leases its operating facility for $1,605 per month in Encino, California under a non-cancelable operating lease, which expires in February 2000. The Company expects to renew the lease under similar terms. In addition, the Company leases a sales office in Mill Valley, California on a month-to-month lease for $795 per month. Lease expense totaled $21,210 in 1999 (none in 1998).

4.   MANAGEMENT PLANS

     During 1999 and 1998, the Company commenced marketing and sales of its new training videos. Management expects that the forecasted higher sales and cash flow from operations will be adequate to finance the 2000 cash flow requirements. Management has developed plans that include but are not limited to, merging with another company and obtaining additional financing sources.

5.   YEAR 2000 COMPLIANCE (UNAUDITED)

     The Company has evaluated the impact of the Year 2000 date change on its computer systems and has concluded that this change will not have a material impact on its systems.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The  following  table sets forth the current  officers and directors of Advanced
Knowledge:

NAME                               AGE                POSITION
----                               ---                --------
Buddy Young                        64                 President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer and Director

L. Stephen Albright                46                 Secretary and Director

Dennis Spiegelman                  53                 Director

Howard Young                       41                 Vice President

BUDDY YOUNG has served as President, Chief Executive Officer, Chief Financial Officer and a Director of the Company since August 26, 1998. Immediately prior thereto, Mr. Young served as President of AKIP, the privately held company he founded in 1997. During Mr. Young's career he has served in various executive capacities in the entertainment industry. From 1992 until July 1996, Mr. Young served as President and Chief Executive Officer of Bexy Communications, Inc. ("Bexy"), a publicly held company whose stock traded on the over-the-counter Bulletin Board system. Bexy's core business was the production, financing and distribution of television programming. During his tenure at Bexy, Bexy produced and distributed a number of television programs, including a two-hour special, "Heartstoppers . . . Horror at the Movies," hosted by George Hamilton, and a 26 episode half-hour television series entitled, "Feelin' Great," hosted by Dynasty's John James. From June 1983 until December 1991, Mr. Young was President, Chief Executive Officer and a Director of Color Systems Technology, Inc., a publicly held company whose stock traded on The American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. For the past twenty-five years, Mr. Young has been an active member of The

Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

L. STEPHEN ALBRIGHT has served as a Director of the Company since September 15, 1998. Mr. Albright received his undergraduate degree in Business Administration and Marketing, from West Virginia University in 1975. Following careers in sales and new home construction, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright spent approximately half of his legal career in private practice where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, Vice President, General Counsel and Secretary to CST Entertainment Imaging, Inc., a publicly-held company. While with CST, Mr. Albright was responsible for all aspects of the company's annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements.

DENNIS SPIEGELMAN has served as a Director of the Company since September 15, 1998. Mr. Spiegelman is an experienced sales and marketing executive with a successful track record in many aspects of the entertainment industry. He is currently Senior Vice President, Sales and Marketing at Axium Entertainment, a company specializing in providing payroll services to the entertainment industry. Prior to joining Axium, he held similar positions with AP Services, Inc., and IDC Entertainment Services. During his career of more than 25 years, Mr. Spiegelman has held various other senior positions, including Director of Operations at Heritage Entertainment, and President and Director of All American Group, Inc. While at these companies, Mr. Spiegelman was mainly responsible for the sale of feature films to foreign theatrical, video, and television markets. In addition, Mr. Spiegelman has served as Executive Producer of the theatrical motion picture entitled, "Nobody's Perfect," and is a past president of Financial, Administrative, and Management Executives in Entertainment, a 50-year-old networking organization for entertainment industry executives.

HOWARD YOUNG has served as a Vice President of the Company since September 14, 1998. Prior thereto, Mr. Young served as the Director of Marketing for AKIP. Mr. Young started his business career at Columbia Pictures in 1983 as a motion picture sales trainee. Shortly thereafter he was promoted to salesman, and was responsible for sales and exhibitor relations in the Seattle-Portland territory. In 1985 Mr. Young joined one of Hollywood's leading advertising agencies, JP Advertising. While there he served in a number of positions relating to the marketing of motion pictures. In 1992 he was named a Senior Vice President of the agency, and was responsible for supervising client accounts. Among others, the agency's accounts included: The Walt Disney Company, 20th Century Fox, Columbia Pictures and Paramount Pictures. Along with his client responsibilities Mr. Young supervised the administrative operations of the agency. During his tenure at JP Advertising, Mr. Young worked on the marketing campaigns of such films as Titanic, Speed, 101 Dalmatians, Men in Black, and True Lies. A graduate of Redlands University, Mr. Young joined AKIP in June of this year. In addition to his responsibilities at Advanced Knowledge, he serves as a consultant to a number of companies in the marketing of their products and services and is active as a graduate assistant in the Dale Carnegie Course Program. Mr. Young is the son of the Company's president and principal stockholder.

Directors  are  elected in  accordance  with our bylaws to serve  until the next
annual  stockholders   meeting.   Advanced  Knowledge  does  not  currently  pay
compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. Except as disclosed above with respect to Howard Young and Buddy Young, there are no family relationships between any director or executive officer and any other director or executive officer of Advanced Knowledge.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Advanced Knowledge equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons during, and with respect to, our fiscal year ended August 31, 1999, and on a review of written representations from reporting persons that no other reports were required to be filed for that fiscal year, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner, except that the Form 3 reports filed for Buddy Young, Stephen Albright, Dennis Spiegelman and Howard Young were inadvertently filed late.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 1999. Advanced Knowledge intends to pay salaries when cash flow permits. No officer of director received stock options or other non-cash compensation during the fiscal year ended August 31, 1999. Advanced Knowledge currently has no employment agreement with any officer of the company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of October 15, 1999, by each person known by Advanced Knowledge to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. Unless otherwise indicated, the address of each person listed in the table is 17337 Ventura Boulevard, Suite 224, Encino, California 91316.

                                                                      PERCENTAGE
NAME AND ADDRESS                                 NUMBER OF SHARES       OF CLASS
----------------                                 ----------------     ----------
Buddy Young .................................          1,950,000          48.75%

Steve Albright ..............................             10,000           0.25%

Dennis Spiegelman ...........................             10,000           0.25%

Howard Young ................................            250,000           6.25%

All officers and directors
as a group (4 persons) ......................          2,220,000          55.50%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1998, Advanced Knowledge entered into a lending arrangement with Buddy Young, pursuant to which Mr. Young may, at his discretion, advance up to $300,000 to the company for operating expenses and production of training videos. Advanced Knowledge has agreed to repay such funds, together with interest thereon accruing at a rate of 8% per annum, in accordance with the terms of a secured promissory note (the "Note"). Obligations under the Note are collateralized under a related Security Agreement by all of Advanced Knowledge's right, title and interest in and to its video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. See Item 1, Description of Business. On March 24, 1999, the term of the Note was extended from December 31, 1999 to December 31, 2001. On that date, Advanced Knowledge must pay Mr. Young any unpaid principal and accrued interest. As of August 31, 1999, the total amounts of principal and interest owed to Mr. Young under the Note and Security Agreement were $127,962 and $9,682, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -----------------------------------------------------------------------
(2)      PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

   2.1 Agreement and Plan of Merger and Reorganization between DMAR and AKIP, dated as of June 10, 1998(1)

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

   3.1   Certificate of Incorporation(1)

   3.2   Certificate of Amendment dated March 11, 1987

   3.3   Certificate of Amendment dated September 18, 1990

   3.4   Certificate of Amendment dated August 5, 1998(1)

   3.5   Certificate of Merger of AKIP into DMAR(1)

   3.6   By-laws(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

   4.1   Facsimile of specimen common stock certificate

(10)     MATERIAL CONTRACTS

  10.1 Production Agreement, dated January 5, 1998, between AKIP and The Hathaway Group(1)

  10.2 Distribution Agreement, dated February 1, 1998, between AKIP and AIMS Multimedia, dated February 1, 1998(1)


  10.3 Secured Promissory Note, dated August 18, 1998, made by Advanced Knowledge in favor of Buddy Young(2)


  10.4 Security Agreement, dated August 18, 1998, between Advanced Knowledge and Buddy Young(2)


  10.5 Extension of the Note, dated March 24, 1999, between Advanced Knowledge and Buddy Young(2)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule

----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on January 7, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, which was filed on April 14, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

Advanced Knowledge did not file any reports on Form 8-K during the fiscal year ended August 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 18, 1999            ADVANCED KNOWLEDGE, INC.

                                     By:  /s/ Buddy Young
                                          -----------------------
                                          Buddy Young
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:    October 18, 1999                 /s/ Buddy Young
                                          -----------------------
                                          Buddy Young
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer)


Date:    October 18, 1999                 /s/ L. Stephen Albright
                                          -----------------------
                                          L. Stephen Albright
                                          Director


Date:    October 18, 1999                 /s/ Dennis Spiegelman
                                          -----------------------
                                          Dennis Spiegelman
                                          Director