Form 10QSB
period 1999-11-30
ADVANCED KNOWLEDGE INC
filed 1999-12-29
CIK 1071991

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended November 30, 1999


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



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X ] No [ ]

     The Registrant has 4,000,000 shares of Common stock, par value $.001 per share issued and outstanding as of November 30, 1999.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

================================================================================

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I   FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements                                                 3
         Balance Sheet  (unaudited)                                           4
         Statements of Operations (unaudited)                                 5
         Statements of Cash Flows (unaudited)                                 6
         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 3.  Defaults upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11
Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   14


                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 2, "Management's Discussion and Analysis or Plan of Operation" and the Company's current views with respect to future events that involve risks and uncertainties including uncertainties related to successful negotiations with other parties, satisfaction or waiver of closing conditions, closing of the Soccer Magic transaction, capital availability operational and other risks, uncertainties and factors described from time to time in the Company's publicly available SEC reports. In light of these risks and uncertainties, the forward-looking events described in this report might not occur.

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED KNOWLEDGE, INC.


BALANCE SHEETS
--------------------------------------------------------------------------------
                                                November 30,
                                                   1999               August 31,
                                               (Unaudited)               1999
                                               -----------               ----
ASSETS

CASH                                           $  18,460              $  10,859

ACCOUNTS RECEIVABLE                               54,121                 28,568

VIDEO INVENTORY AND PRODUCTION COSTS              47,444                 49,444

PREPAID EXPENSES                                   1,050                  1,050
                                               ---------              ---------

TOTAL ASSETS                                   $ 121,075              $  89,921
                                               =========              =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued royalties                              $  46,057              $  27,874
Accrued expenses                                  47,881                 22,061
Note payable to shareholder                      182,962                127,962
Accrued interest due to shareholder               13,341                  9,682
                                               ---------              ---------
Total liabilities                                290,241                187,579
                                               ---------              ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized, 4,000,000
  shares issued and outstanding                    4,000                  4,000
Additional paid-in capital                        99,000                 99,000
Accumulated deficit                             (272,166)              (200,658)
                                               ---------              ---------
Total shareholders' deficit                     (169,166)               (97,658)
                                               ---------              ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $ 121,075              $  89,921
                                               =========              =========


See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                   1999                   1998
                                                   ----                   ----
REVENUES                                       $  66,689              $  38,618

COST OF REVENUES                                  25,797                 18,571
                                               ---------              ---------

GROSS PROFIT                                      40,892                 20,047
                                               ---------              ---------

EXPENSES:
Selling and marketing                             49,612                 10,534
General and administrative                        16,989                 15,242
Professional fees                                 40,540                 25,390
Interest expense                                   3,659                  1,454
                                               ---------              ---------
Total expenses                                   110,800                 52,620
                                               ---------              ---------

LOSS BEFORE INCOME TAXES                         (69,908)               (32,573)

INCOME TAXES                                       1,600                    900
                                               ---------              ---------

NET LOSS                                         (71,508)             $ (33,473)
                                                                      =========

ACCUMULATED DEFICIT AT SEPTEMBER 1, 1999        (200,658)
                                               ---------

ACCUMULATED DEFICIT AT NOVEMBER 30, 1999       $(272,166)
                                               =========


BASIC LOSS PER SHARE                           $    (.02)             $    (.01)
                                               =========              =========

COMMON SHARES OUTSTANDING                      4,000,000              4,000,000
                                               =========              =========

See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                  1999                  1998
                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(71,508)              $(33,473)
Adjustments to reconcile net loss
  to net cash used by operating activities:
    Amortization                                  2,000                  1,255
    Changes in operating assets and
      liabilities:
    Accounts receivable                         (25,553)               (16,683)
    Inventory                                                           (6,986)
    Prepaid expenses                                                    (1,000)
    Accrued expenses                             47,662                 (9,260)
                                               --------               --------
Net cash used by operating activities           (47,399)               (66,147)
                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                          17,229
Net borrowings from shareholder                  55,000                 38,000
                                               --------               --------
Net cash provided by financing activities        55,000                 55,229
                                               --------               --------

NET INCREASE (DECREASE) IN CASH                   7,601                (10,918)

CASH, BEGINNING OF PERIOD                        10,859                 10,918
                                               --------               --------

CASH, END OF PERIOD                            $ 18,460               $  -0-
                                               ========               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                         $  -0-                 $  -0-
Cash paid for income taxes                     $  1,600               $    900


See accompanying notes to financial statements.

ADVANCED KNOWLEDGE, INC.


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the company's report on Form 10-KSB for the year ended August 31, 1999.

     The balance sheet at August 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     GENERAL INFORMATION - The Company produces and markets business training videos.

     GOING CONCERN - The Company experienced significant operating losses for the year ended August 31, 1999 and through November 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business. In addition, the Company has an agreement with its President and majority shareholder which provides for borrowings up to $300,000.

     UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

     VIDEO INVENTORY - Video inventory consists of video tapes, demos, training manuals and film production costs. Inventory is stated at the lower of cost or estimated net realizable value and is amortized in the ratio of the current year's gross revenues to management's estimate of remaining gross revenues. Accumulated amortization at November 30, 1999 totalled $10,284.

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

2.   MANAGEMENT PLANS

     During the year ended August 31, 1999, the Company commenced shipping of its new training videos. Management expects that the forecasted higher sales and cash flow from operations will be adequate to finance the 2000 cash flow requirements. Management has developed plans which include but are not limited to, merging with another company and obtaining additional equity and financing sources.

ADVANCED KNOWLEDGE, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Proposed Acquisition of Soccer Magic and Sale of Existing Assets

The Company signed an agreement dated as of December 14, 1999 to acquire all of the outstanding common shares of Soccer Magic Inc., a privately owned Ontario corporation, in exchange for 10,000,000 newly issued shares of the Company's common stock. If the acquisition is completed, the Company will subsequently sell all of its non-Soccer Magic assets and operations in order to focus exclusively on the business of Soccer Magic. Assuming that the acquisition and sale of assets are completed, the Company's new business will require new equity and/or debt financing. As a protection to the Company's existing stockholders, the acquisition agreement provides that the Soccer Magic acquisition, if completed, would be subject to automatic rescission and unwinding at 5:00 p.m. on June 30, 2000 unless, prior to that deadline, new management completes a private placement of common stock raising gross proceeds of at least $2,700,000 and the Company is then current in its filing obligations with the Securities and Exchange Commission. See Part II, Item 5, "Other Information."

Plan of Operation

The Company continues to devote its limited resources to marketing its workforce training video library and related training materials, while seeking to complete the Soccer Magic acquisition. At this time these marketing efforts are focused on four titles, "Twelve Angry Men: Teams That Don't Quit", "The Cuban Missile
Crisis: A Case Study In Decision Making And Its Consequences", "What It Really Takes To Be A World Class Company", and "It's A Wonderful Life: Leading Through Service". In addition, the Company anticipates spending some of its resources on the production of additional training videos, and the acquisition of distribution rights to training videos produced by other companies.

Marketing expenses and production costs during the fiscal year ending August 31, 2000 are estimated to approximate $250,000. Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder, and the sale of equity should satisfy its cash requirements over the next year. However, there can be no assurance that its President will continue to supply funds pursuant to such agreement, nor that the Company will be successful in raising capital through the sale of equity. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

The Company currently has 5 employees. These employees received a total of $6,801 in compensation through November 30, 1999. If cash resources permit, the Company plans to increase its employees to 7 during calendar 2000, (2 administrative, 5 sales).

Results of Operations

The quarter ended November 30, 1999 compared with the quarter ended November 30, 1998

Operations during the quarter ended November 30, 1999 resulted in a net loss of $71,508 compared to a net loss of $33,473 for the quarter ended November 30, 1998. The difference is attributable to an increase in professional fees in 1999 associated with the Company's reporting status and an increase in general and administrative expenses.

Revenue for the quarter ended November 30, 1999 totaled $66,689 compared to revenue of $38,618 for the quarter ended November 30, 1998. This increase of approximately $30,000 is mainly attributable to the company having added two additional training videos to its product line up.

General and Administrative Expense. The Company incurred $16,989 and $15,242 in general and administrative expenses during the quarters ended November 30, 1999 and 1998, respectively. The difference is attributable to increases in sales and marketing expenses and the establishment of a sales office in Northern California.

Interest Expense. The Company recorded $3,659 in interest expense for the quarter ended November 30, 1999 as compared to $1,454 for the quarter ended November 30, 1998. These amounts are associated with the monies owed by the Company to its President and principal shareholder in accordance with the agreement referred to below.

The Company has an agreement with its President and majority shareholder to provide, at the President's discretion, up to $300,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2001. The Company has borrowed approximately $183,000 through November 30, 1999.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In connection with the production of its video and training materials, the Company has an agreement with the co-producer of the videos, "Twelve Angry Men," "The Cuban Missile Crisis" and "It's A Wonderful Life" to pay a royalty based on a specified formula, which has averaged to approximately 35% of gross sales.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

As described above in Part II, Item 1, "Management's Discussion and Analysis or Plan of Operation," the Company has signed an agreement to acquire all of the outstanding shares of Soccer Magic. The terms of the proposed acquisition and related transactions are described in a disclosure statement which the Company filed with the SEC on December 17, 1999 and mailed to stockholders on December 20, 1999 (the "Stockholder Notice"). The contents of the Stockholder Notice are incorporated herein by this reference, and a copy of the Stockholder Notice is included as an exhibit to this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following documents are included or incorporated by reference as exhibits to this report:

       EXHIBIT
         NO.                              DOCUMENT DESCRIPTION
       -------      ------------------------------------------------------------

        (2)         PLAN  OF  PURCHASE,   SALE,   REORGANIZATION,   ARRANGEMENT,
                    LIQUIDATION OR SUCCESSION

          2.1 Form of Acquisition Agreement by and between the Company and Soccer Magic dated as of December 14, 1999. The following attachments to the Acquisition Agreement will be provided to the Commission upon request:

                    Attachment            Description

                    Schedule 3.04    New AKI Directors
                    Schedule 3.05    New AKI Officers
                    Schedule 4.03    Breaches and Defaults
                    Schedule 4.04    Certain Changes
                    Schedule 4.05    Real Property Leases
                    Schedule 4.06    Equipment Leases
                    Schedule 4.07    Trade Names
                    Schedule 4.08    Contracts and Commitments
                    Schedule 4.09    Licenses and Permits
                    Schedule 4.10    Litigation
                    Schedule 4.11    Insurance Policies
                    Schedule 4.13    Compliance with Law
                    Schedule 4.14    Shareholders of SMI
                    Schedule 4.15    Matters Relating to Labor and Employment
                    Schedule 4.18    Subsidiaries and Affiliates
                    Schedule 4.19    Banking Facilities
                    Schedule 4.21    Indebtedness to and from Affiliates
                    Schedule 4.22    Related Transactions
                    Schedule 4.24    Finder's Fees and Brokerage Fees
                    Schedule 4.25    Required Consents
                    Schedule 5.10    Stockholders of AKI
                    Schedule 5.14    Indebtedness to and from Officers,
                                     Directors and Stockholders
                    Exhibit A:       Form of Escrow Agreement by and among the
                                     Company, Soccer Magic and Jack L.
                                     Chegwidden, a professional corporation,
                                     as escrow agent
                    Exhibit B:       Purchase and Sale Agreement by and between
                                     the Company and each of the shareholders of
                                     Soccer Magic
                    Exhibit C:       Letter of instructions to be delivered by
                                     AKI to its stock transfer agent in
                                     connection with the closing of the
                                     acquisition
                    Exhibit D:       Representation letter from Buddy Young to
                                     Soccer Magic and its shareholders
                    Exhibit E:       Asset Sale Agreement by and between the
                                     Company and a corporation owned or
                                     controlled by Buddy Young

        (3)         ARTICLES OF INCORPORATION AND BY-LAWS

          3.1       Certificate of Incorporation(1)

          3.2       Certificate of Amendment dated March 11, 1987(2)

          3.3       Certificate of Amendment dated September 18, 1990(2)

          3.4       Certificate of Amendment dated August 5, 1998(1)

          3.5       Certificate of Merger(1)

          3.6       By-laws(1)

        (4)         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          4.1       Facsimile of specimen common stock certificate(2)

        (27)        FINANCIAL DATA SCHEDULE

          27.1      Financial Data Schedule

        (99)        ADDITIONAL EXHIBITS

          99.1      Disclosure  Statement  pursuant  to Rule  14f-1  under the
                    Securities Exchange Act of 1934 advising the Company's stockholders of a proposed change of control in connection with the Soccer Magic acquisition
-----------------------

(1) Previously filed as an exhibit to the Company's registration statement on Form 10-SB, which was filed on January 7, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's annual report on Form 10-KSB, which was filed on October 21, 1999, and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ADVANCED KNOWLEDGE, INC.
                                               ------------------------
                                               (Registrant)


Dated:  December 29, 1999                      /s/ Buddy Young
                                               ------------------------

                                               Buddy Young, President and Chief
                                               Executive Officer