Form 10QSB
period 2000-02-29
ADVANCED KNOWLEDGE INC
filed 2000-04-12
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended February 29, 2000


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

     The Registrant has 16,000,000 shares of common stock, par value $.001, per share issued and outstanding as of April 11, 2000.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I       FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----
Item 1.      Financial Statements                                      3
             Balance Sheet  (unaudited)                                4
             Statements of Operations (unaudited)                      5
             Statements of Cash Flows (unaudited)                      6
             Notes to Financial Statements                             7

Item 2.      Management's Discussion and Analysis or Plan
             of Operation                                             10

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                        12

Item 2.      Changes in Securities and Use of Proceeds                12

Item 3.      Defaults upon Senior Securities                          12

Item 4.      Submission of Matters to a Vote
             of Security Holders                                      12

Item 5.      Other Information                                        12

Item 6.      Exhibits and Reports on Form 8-K                         12

Signatures                                                            15

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 2, "Management's Discussion and Analysis or Plan of Operation," and our current views with respect to future events that involve risks and uncertainties including uncertainties related to successful negotiations with third parties, capital availability, operational and other risks, selection of profitable sites, and uncertainties and factors described from time to time in our publicly available SEC reports. In light of these risks and uncertainties, the forward-looking events described in this report might not occur.

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)


ADVANCED KNOWLEDGE, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------
                                              February 29,
                                                 2000                 August 31
                                              (UNAUDITED)               1999
                                               ---------              ---------

ASSETS

CASH                                           $  13,931              $  10,859

ACCOUNTS RECEIVABLE                               55,423                 28,568

VIDEO INVENTORY AND PRODUCTION COSTS              47,444                 49,444

PREPAID EXPENSES                                   1,050                  1,050
                                               ---------              ---------

TOTAL ASSETS                                   $ 117,848              $  89,921
                                               =========              =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued royalties                              $  62,503              $  27,874
Accrued expenses                                  33,484                 22,061
Note payable to shareholder                      187,962                127,962
Accrued interest due to shareholder               17,034                  9,682
                                               ---------              ---------
Total liabilities                                300,983                187,579
                                               ---------              ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized, 6,000,000
  and 4,000,000 shares issued and
  outstanding at February 29, 2000 and
  August 31, 1999, respectively                    6,000                  4,000
Additional paid-in capital                       222,000                 99,000
Accumulated deficit                             (411,135)              (200,658)
                                               ---------              ---------
Total shareholders' deficit                     (183,135)               (97,658)
                                               ---------              ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $ 117,848              $  89,921
                                               =========              =========

See accompanying notes to financial statements.


ADVANCED KNOWLEDGE, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS AND SIX MONTHS ENDED
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------
                       Three Months    Six Months    Three Months    Six Months
                          Ended          Ended          Ended          Ended
                       February 29,   February 29,   February 28,   February 28,
                          2000           2000           1999           1999
                        ---------      ---------      ---------      ---------

REVENUES                $  70,433      $ 137,122      $  48,897      $  87,515

COST OF SALES              27,976         53,773         16,463         35,034
                        ---------      ---------      ---------      ---------

GROSS PROFIT               42,457         83,349         32,434         52,481
                        ---------      ---------      ---------      ---------

EXPENSES:
Selling and marketing      32,177         81,789          7,653         18,187
General and
  administrative           18,218         35,207         12,926         28,168
Professional fees         127,339        167,879         18,751         44,141
Interest expense            3,693          7,352          2,205          3,659
                        ---------      ---------      ---------      ---------
Total expenses            182,426        292,226         41,535         94,155
                        ---------      ---------      ---------      ---------

LOSS BEFORE
  INCOME TAXES           (138,969)      (208,877)        (9,101)       (41,674)

INCOME TAXES                               1,600                           900
                                       ---------                     ---------

NET LOSS                $(138,969)      (210,477)     $  (9,101)       (42,574)
                        =========                     =========

ACCUMULATED DEFICIT,
  BEGINNING OF PERIOD                   (200,658)                      (86,645)
                                       ---------                     ---------

ACCUMULATED DEFICIT,
  END OF PERIOD                        $(411,135)                    $(129,219)
                                       =========                     =========


BASIC LOSS PER SHARE    $    (.03)     $    (.05)    $   N/A         $    (.01)
                        =========      =========     =========       =========

COMMON SHARES
  OUTSTANDING           4,333,333      4,166,667      3,133,333      3,066,667
                        =========      =========      =========      =========

See accompanying notes to financial statements.


ADVANCED KNOWLEDGE, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------
                                              February 29,          February 28,
                                                 2000                  1999
                                              -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(210,477)            $ (42,574)
Adjustments to reconcile net loss to
    net cash used by operating
    activities:
    Amortization                                      213                 2,500
    Issuance of stock for services                125,000
    Changes in operating assets and
      liabilities:
    Accounts receivable                           (26,855)              (21,151)
    Inventory                                       1,787               (19,284)
    Prepaid expenses                                                     (1,110)
    Accrued expenses                               53,404               (20,661)
                                                ---------             ---------

Net cash used by operating activities             (56,928)             (102,280)
                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                              612
Sale of common stock                                                     20,000
Borrowings from shareholder                        60,000                70,750
                                                ---------             ---------
Net cash provided by financing activities          60,000                91,362
                                                ---------             ---------

NET INCREASE (DECREASE) IN CASH                     3,072               (10,918)

CASH, BEGINNING OF PERIOD                          10,859                10,918
                                                ---------             ---------

CASH, END OF PERIOD                             $  13,931             $     -0-
                                                =========             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                         $     -0-              $     -0-
Cash paid for income taxes                     $   1,600              $     900

See notes to financial statements.

ADVANCED KNOWLEDGE, INC.

NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 29, 2000, are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended August 31, 1999.

         The balance sheet at August 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         GENERAL INFORMATION - The core business of the Company during the periods covered by this report was the production and marketing of business training videos.

         GOING CONCERN - The Company experienced significant operating losses for the year ended August 31, 1999 and through February 29, 2000. The financial statements have been prepared assuming the Company would continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, on March 20, 2000, subsequent to the periods covered by these financial statements, the Company completed the acquisition of all of the outstanding common shares of Soccer Magic Inc. ("Soccer Magic") and subsequently sold all of its other assets to Becor Internet Inc. in exchange for the assumption of the Company's liabilities. Soccer Magic is considered the accounting acquiror of the Company and, going forward, the financial statements of the Company will be those of Soccer Magic.

         UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

         VIDEO INVENTORY - Video inventory consists of video tapes, demos, training manuals and film production costs. Inventory is stated at the lower of cost or estimated net realizable value and is amortized in the ratio of the current year's gross revenues to management's estimate of remaining gross revenues. Accumulated amortization at February 29, 2000 totaled $10,497.

         LOSS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

         The loss per share for the three months ended February 28, 1999 has been indicated as "N/A" (not available) since the amount is less than $0.01 per share.

2.       ISSUANCE OF COMMON STOCK

         During December 1999, the Company issued 2,000,000 shares of its common stock in exchange for consulting services valued at $125,000.

3.       SUBSEQUENT EVENTS -- ACQUISITION OF SOCCER MAGIC INC.

         On March 20, 2000, pursuant to an Acquisition Agreement dated as of December 14, 1999, the Company purchased all of the outstanding shares of Soccer Magic through an exchange of 0.84244082 of its shares for each share of Soccer Magic. The Company issued a total of 10,000,000 shares of its common stock to the former shareholders of Soccer Magic in the transaction. As a result of the acquisition, Soccer Magic became a wholly owned subsidiary of the Company. Under reverse takeover accounting principles, Soccer Magic is deemed to be the accounting acquirer in the transaction.

         Immediately following the Soccer Magic acquisition, the Company sold all of the assets related to its workforce training video business to Becor Internet Inc. ("Becor"), a corporation controlled by Buddy Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The assets transferred included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 20, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 20, 2000. According to the unaudited balance sheet of the Company as of March 20, 2000, the Company had total assets of $117,848 and total liabilities of $300,983 at that date. The total liabilities as of such date included approximately $204,995 of principal and interest owed to Mr. Young under a secured promissory note.

         The acquisition of Soccer Magic's stock is subject to automatic rescission and unwinding at 5:00 p.m. Pacific Time on June 30, 2000 (the "Deadline") unless, prior to the Deadline, the Company completes a private placement of common stock raising gross proceeds for the Company of at least $2,700,000 and the Company is then current in its filing obligations with the SEC. To facilitate any rescission, the shares and other items delivered by the parties at the closing of the acquisition were deposited in an escrow, with an independent third party serving as escrow agent. If there is a rescission, the Soccer Magic shares acquired by the Company will be returned to the former Soccer Magic shareholders, and the Company shares issued to the Soccer Magic shareholders will be returned to the Company for cancellation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ACQUISITION OF SOCCER MAGIC INC., SALE OF EXISTING ASSETS AND PLAN OF OPERATION

On March 20, 2000, pursuant to an Acquisition Agreement dated as of December 14, 1999, the Company purchased all of the outstanding shares of Soccer Magic Inc. ("Soccer Magic") through an exchange of 0.84244082 of its shares for each share of Soccer Magic. The Company issued a total of 10,000,000 shares of its common stock to the former shareholders of Soccer Magic in the transaction. As a result of the acquisition, Soccer Magic became a wholly owned subsidiary of the Company. Under reverse takeover accounting principles, Soccer Magic is deemed to be the accounting acquirer in the transaction.

Soccer Magic was incorporated in Canada under the laws of the Province of Ontario on January 29, 1997. Soccer Magic designs, constructs, owns and operates modern multi-recreational and family oriented facilities, with soccer as its primary venue. These facilities also serve a variety of other field sports such as touch football, rugby, lacrosse, field hockey and golf. The facilities can accommodate both seasoned and novice players of these sports. Soccer Magic currently operates two such facilities through wholly owned subsidiaries in Kingston and London, Ontario, but is positioned to acquire additional facilities capitalizing on the growing demand for indoor soccer facilities.

Soccer Magic's business strategy for company owned locations is to be the first entrant in each target market satisfying an identifiable local demand for indoor facilities. Each target market will be selected based on the presence of a significant soccer playing population and its relation with the local soccer association. Soccer Magic competes on the basis of its distinctive facility design, superior quality, and pricing strategy.

Going forward, the Company plans to focus its business exclusively on the continuation and expansion of Soccer Magic's business. Accordingly, the Company plans to change its name from Advanced Knowledge, Inc. to Sporting Magic Inc. as soon as possible, after obtaining shareholder approval.

In furtherance of its change of business, on March 20, 2000, following the Soccer Magic acquisition, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Internet Inc.
("Becor"), a corporation controlled by Buddy Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The sale was made pursuant to an Asset Sale Agreement dated as of March 16, 2000, which was unanimously approved by the disinterested directors of the Company. The assets transferred included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 20, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 20, 2000. According to the unaudited balance sheet of the Company as of March 20, 2000, the Company had total assets of $117,848 and total liabilities of $300,983 at that date. The total liabilities as of such date included approximately $204,995 of principal and interest owed to Mr. Young under a secured promissory note.

In the Asset Sale Agreement, the Company covenanted not to (i) use the Advanced Knowledge name after completion of the asset sale, except for using the corporate name for general corporate purposes until it is able to change its corporate name; (ii) change the transfer agent for its common stock for two years after March 20, 2000; (iii) engage in any recapitalization, reorganization, or reverse split or consolidation of shares for two years after March 20, 2000; or (iv) issue more than 6,000,000 shares of common stock, or other securities which may be converted into or exercised for the purchase of shares of common stock, between March 20, 2000 and the Deadline, as defined below.

The acquisition of Soccer Magic's stock is subject to automatic rescission and unwinding at 5:00 p.m. Pacific Time on June 30, 2000 (the "Deadline") unless, prior to the Deadline, the Company completes a private placement of common stock raising gross proceeds for the Company of at least $2,700,000 and the Company is then current in its filing obligations with the SEC. To facilitate any rescission, the shares and other items delivered by the parties at the closing of the acquisition were deposited in an escrow, with an independent third party serving as escrow agent. If there is a rescission, the Soccer Magic shares acquired by the Company will be returned to the former Soccer Magic shareholders, and the Company shares issued to the Soccer Magic shareholders will be returned to the Company for cancellation.

The Company requires additional equity and/or debt financing to fund its current operations and expansion plans. The Company anticipates being able to raise the necessary financing from private sources. However, no assurances can be given that such financing will be available to the Company on favorable terms or on a timely basis.

The number of people employed by the Company varies during the year and is greatest during the cooler months when indoor sports are in season. From September 1999 to April 2000, the Company has averaged about ten employees. The Company plans to reduce that number to three during the warmer months of May through August 2000. The Company also employs part-time workers on an as-needed basis.

THE QUARTER ENDED FEBRUARY 29, 2000 COMPARED WITH THE QUARTER ENDED FEBRUARY 28, 1999

Operations during the quarter ended February 29, 2000 resulted in a net loss of $138,969 compared to a net loss of $9,101 for the quarter ended February 28, 1999. The difference is attributable to the Company's issuance of 2,000,000 shares of common stock in exchange for consulting services valued at $125,000 during the recent period.

Revenue for the quarter ended February 29, 2000 totaled $70,433 compared to revenue of $48,897 for the quarter ended February 28, 1999. This increase of approximately $22,000 is mainly attributable to the Company having added two additional training videos to its product line and a sales representative in Northern California.

General and Administrative Expense. The Company incurred $18,218 and $12,926 in general and administrative expenses during the quarters ended February 29, 2000 and February 28, 1999, respectively. The difference is attributable to the establishment of a sales office in Northern California.

Interest Expense. The Company recorded $3,693 in interest expense for the quarter ended February 29, 2000 as compared to $2,205 for the quarter ended February 28, 1999. These amounts are associated with the monies that were owed by the Company to its former President.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 29, 2000, no matters were submitted to the Company's security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         The following documents are included or incorporated by reference as exhibits to this report:

         EXHIBIT
            NO.                         DOCUMENT DESCRIPTION
         -------      ----------------------------------------------------------

           (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

             2.1 Form of Acquisition Agreement by and between the Company and Soccer Magic dated as of December 14, 1999(1)

             2.2 Escrow Agreement dated as of March 16, 2000 by and among the Company, Soccer Magic and Jack L. Chegwidden, a professional corporation, as escrow agent(2)

                      The following attachment to the Escrow Agreement will be provided to the Commission upon request:

                      ATTACHMENT    DESCRIPTION
                      ----------    -----------
                      Schedule A    Addresses of SMI Shareholders

             2.3 Asset Sale Agreement dated as of March 16, 2000 by and among the Company, Becor Internet Inc. and Buddy Young and ratified and approved by Soccer Magic(2)

                      The following attachments to the Asset Sale Agreement will be provided to the Commission upon request:

                      ATTACHMENT    DESCRIPTION
                      ----------    -----------
                      Exhibit A     Schedule of Trademarks, Patents and
                                    Copyrights
                      Exhibit B     Schedule of Personal Property
                      Exhibit C     Schedule of Equipment Leases
                      Exhibit D     Schedule of Contracts, Accounts Receivable
                                    and Inventory
                      Exhibit E     Schedule of Other Events
                      Exhibit F     Schedule of Assumed Liabilities

             2.4 Form of Purchase and Sale Agreement dated as of December 1999 by and between the Company and each of the former shareholders of Soccer Magic(2)

             2.5 Representation Letter from Buddy Young to Soccer Magic and its former shareholders(2)

             2.6 Amendment Agreement dated as of February 14, 2000 by and among the Company; Soccer Magic; Becor Internet Inc.; Jack
                      L. Chegwidden, a professional corporation, as escrow agent; officers of Advanced Knowledge; officers of Soccer Magic; and Buddy Young, Manny Gross, Myron Grunberg and Brian Rattenbury, as individuals(2)

           (3)        ARTICLES OF INCORPORATION AND BY-LAWS

             3.1      Certificate of Incorporation(3)

             3.2      Certificate of Amendment dated March 11, 1987(4)

             3.3      Certificate of Amendment dated September 18, 1990(4)

             3.4      Certificate of Amendment dated August 5, 1998(3)

             3.5      Certificate of Merger(3)

             3.6      By-laws(3)

           (4)        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

             4.1      Facsimile of specimen common stock certificate(4)

           (27)       FINANCIAL DATA SCHEDULE

             27.1     Financial Data Schedule

-----------------------
(1) Previously filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended November 30, 1999, which was filed on December 12, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's current report on Form 8-K, which was filed on April 4, 2000, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's registration statement on Form 10-SB, which was filed on January 7, 1999, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's annual report on Form 10-KSB, which was filed on October 21, 1999, and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED KNOWLEDGE, INC.
                                        (Registrant)


Date:  April 11, 2000                   /S/ MYRON GRUNBERG
                                        ------------------
                                        Myron Grunberg, President and Chief
                                        Executive Officer


Date:  April 11, 2000                   /S/ BRIAN RATTENBURY
                                        --------------------
                                        Brian Rattenbury, Chief Financial
                                        Officer and Principal Accounting Officer