Form 10QSB
period 2000-04-30
ADVANCED KNOWLEDGE INC
filed 2000-06-14
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2000

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

              For the Transition Period from ________ to _________


                         Commission File Number: 0-25247


                               SPORTING MAGIC INC.
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

                            Advanced Knowledge, Inc.
                   (Former name if changed since last report)


     Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant has 16,400,000 shares of common stock, par value $.001 per share, issued and outstanding as of May 31, 2000.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I       FINANCIAL INFORMATION

                                                                            PAGE

Item 1.      Financial Statements                                             3
             Statement of Loss and Deficit (unaudited)                        4
             Balance Sheet  (unaudited)                                       5
             Statement of Shareholders' Deficiency (unaudited)                6
             Statement of Cash Flows (unaudited)                              7
             Notes to Financial Statements                                    8

Item 2.      Management's Discussion and Analysis or Plan
             of Operation                                                    11

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                               13

Item 2.      Changes in Securities and Use of Proceeds                       13

Item 3.      Defaults upon Senior Securities                                 13

Item 4.      Submission of Matters to a Vote
             of Security Holders                                             13

Item 6.      Exhibits and Reports on Form 8-K                                13

Signatures                                                                   16


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

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)



                                          SPORTING MAGIC INC.
                                  (FORMERLY ADVANCED KNOWLEDGE, INC.)
                     CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND DEFICIT
                     ------------------------------------------------------------
                                       (Expressed in US Dollars)
                                FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                              (UNAUDITED)

                                                      Six Months Ended            Three Months Ended
                                                 April 30,      April 30,      April 30,      April 30,
                                                     2000           1999           2000           1999
                                               -----------    -----------    -----------    -----------
REVENUES
League play, tournaments and field rentals .   $   370,295    $   281,004    $   187,661    $   130,237
Golf .......................................        17,499         16,475          8,996         15,234
Other income ...............................        14,381          6,422          3,728          4,035
                                               -----------    -----------    -----------    -----------
                                                   402,175        303,901        200,385        149,506
                                               -----------    -----------    -----------    -----------
EXPENSES
Depreciation ...............................        96,784         94,628         47,259         47,841
Interest - long term .......................        56,897         57,984         28,427         28,977
Interest - short term ......................           982          2,077            649          1,543
Maintenance and supplies ...................        28,674         27,231         11,760         16,105
Marketing ..................................        36,214         29,593         19,477         14,525
Miscellaneous ..............................        14,335         12,743          6,566          8,449
Office and occupancy costs .................        30,329         24,276         14,286         11,472
Professional fees ..........................        89,142         12,022         85,570          5,078
Rent .......................................        27,794         26,436         13,912         13,535
Salaries and wages .........................       124,960        122,288         64,564         62,294
Property taxes .............................        37,307         30,592         18,714         15,455
Utilities ..................................        60,473         43,042         37,997         25,620
                                               -----------    -----------    -----------    -----------
                                                   603,891        482,912        349,181        250,894
                                               -----------    -----------    -----------    -----------
Net loss ...................................      (201,716)      (179,011)      (148,796)      (101,388)
                                               ===========    ===========    ===========    ===========
Net loss per share, basic and diluted ......         (0.01)         (0.01)         (0.01)         (0.01)
                                               ===========    ===========    ===========    ===========
Common shares outstanding, basic and diluted   $16,000,000    $16,000,000    $16,000,000    $16,000,000
                                               ===========    ===========    ===========    ===========




                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
                  --------------------------------------------
                            (Expressed in US Dollars)
                              AS AT APRIL 30, 2000
                                   (UNAUDITED)

                                                    April 30,        October 31,
                                                         2000              1999
                                                  -----------       -----------
ASSETS
Current
  Cash .....................................      $     1,232       $    33,024
  Accounts receivable
     Trade .................................           14,136            35,564
     GST ...................................            4,089             6,119
     Employee advances .....................            9,150             5,813
  Prepaid expenses .........................           35,499            24,510
                                                  -----------       -----------
                                                       64,106           105,030
                                                  -----------       -----------
Fixed assets
  Site development costs ...................          225,987           227,415
  Dome installation & equipment ............          296,891           298,767
  Dome structure ...........................          598,001           601,780
  Modular buildings ........................          319,165           321,182
  FieldTurf ................................          217,578           218,953
  Boards, netting and equipment ............          243,959           244,046
                                                  -----------       -----------
                                                    1,901,581         1,912,143
  Less: Accumulated depreciation ...........         (447,675)         (354,389)
                                                  -----------       -----------
                                                    1,453,906         1,557,754
                                                  -----------       -----------
                                                  $ 1,518,012       $ 1,662,784
                                                  ===========       ===========
LIABILITIES
Current
  Trade payables ...........................          452,678           348,587
  Source deductions ........................            4,801             6,832
  Deferred revenue .........................            2,355           163,925
  Current portion of long-term debt ........          147,922           149,106
                                                  -----------       -----------
                                                      607,756           668,450
                                                  -----------       -----------
Long term
  Bank loan ................................          148,193           181,743
  Lease obligations ........................          557,465           595,773
  Advances from shareholders ...............        1,945,891         1,768,791
                                                  -----------       -----------
                                                    2,651,549         2,546,307
                                                  -----------       -----------
                                                    3,259,305         3,214,757
                                                  -----------       -----------
SHAREHOLDERS' DEFICIENCY
Capital stock ..............................           16,000               460
Cumulative translation adjustment ..........           10,774            (1,622)
Deficit ....................................       (1,768,067)       (1,550,811)
                                                  -----------       -----------
                                                   (1,741,293)       (1,551,973)
                                                  -----------       -----------
                                                  $ 1,518,012       $ 1,662,784
                                                  ===========       ===========




                                                 SPORTING MAGIC INC.
                                          (FORMERLY ADVANCED KNOWLEDGE, INC.)
                         CONDENSED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS' DEFICIENCY
                         --------------------------------------------------------------------
                                              (Expressed in US Dollars)
                                       FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                                     (UNAUDITED)


                                                    Common Stock
                                              ----------------------      Accumulated      Translation           Total     Adjusted
                                                  Shares      Amount          Deficit       Adjustment      Deficiency         Loss
                                              --------------------------------------------------------------------------------------
October 30, 1997                                     600     $   426      $  (151,071)        $  3,885     $  (146,760)
Stock split (18,300:1, January 1998)          10,979,400
Foreign currency translation adjustment                                                         56,766          56,766    $  56,766
Net loss 1998                                                                (859,517)                        (859,517)    (859,517)
                                                                                                                          ---------
Total adjusted loss                                                                                                        (802,751)
                                              -------------------------------------------------------------------------   =========
October 31, 1998                              10,980,000         426       (1,010,588)          60,651        (949,511)
Issue of shares for cash, October 1999           890,270          34                                                34
Foreign currency translation adjustment                                                        (62,273)        (62,273)     (62,273)
Net loss 1999                                                                (540,223)                        (540,223)    (540,223)
                                                                                                                          ---------
Total adjusted loss                                                                                                        (602,496)
                                              -------------------------------------------------------------------------   =========
October 31, 1999                              11,870,270         460       (1,550,811)          (1,622)     (1,551,973)
Issue of stock in connection with              4,129,730      15,540          (15,540)
recapitalization
Foreign currency translation adjustment                                                         12,396          12,396       12,396
Net loss April 2000                                                          (201,716)                        (201,716)    (201,716)
                                                                                                                          ---------
Total adjusted loss                                                                                                       $(189,320)
                                              -------------------------------------------------------------------------   =========
April 30, 2000                                16,000,000     $16,000      $(1,768,067)        $ 10,774     $(1,741,293)
                                              =========================================================================




                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)
             CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
             ------------------------------------------------------
                            (Expressed in US Dollars)
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)

SIX MONTHS ENDED APRIL 30,                                    2000        1999
--------------------------------------------------------------------------------
Cash and cash equivalents derived from (applied to)

  OPERATING
     Net loss ........................................   $(201,716)   $(179,011)
     Depreciation ....................................      96,784       94,628
                                                         ---------    ---------
                                                          (104,932)     (84,383)

     Change in non-cash operating working capital:
            Receivables ..............................      20,120       18,121
            Prepaids .................................     (10,989)     (25,297)
            Payables and accruals ....................     102,060       48,214
            Deferred revenue .........................    (161,570)     (96,563)
                                                         ---------    ---------
                                                          (155,311)    (139,908)
                                                         ---------    ---------
  FINANCING
     Bank financing ..................................           0       (5,963)
     Advances from shareholders ......................     177,100      332,718
     Long term debt ..................................     (73,042)      (9,289)
                                                         ---------    ---------
                                                           104,058      317,466
                                                         ---------    ---------
  INVESTING
     Purchase of capital assets ......................      (1,464)     (19,962)
                                                         ---------    ---------

  FOREIGN CURRENCY EFFECT ON CASH ....................      20,925     (153,483)

Net increase (decrease) in cash and cash equivalents .     (31,792)       4,113
Cash and cash equivalents, beginning of period .......      33,024            0
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $   1,232    $   4,113
                                                         =========    =========

                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                            (Expressed in US Dollars)
                                 APRIL 30, 2000
                                   (UNAUDITED)

1.   GENERAL

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operation for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-1 of Regulation S-X, the accompanying consolidated financial statements have been condensed and do not contain certain information that will be included the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the pro forma financial statements filed under form 8-K filed on April 4, 2000 and to the consolidated financial statements and related footnotes the the year ended October 31, 1999 included in the Form 8-K/A filed on June 5, 2000.

2.   BASIS OF PRESENTATION

RECAPITALIZATION

On March 20, 2000, the Company purchased all of the outstanding shares of Soccer Magic Inc. through an exchange of 0.84244082 of its 'shares for each share of Soccer Magic Inc. (the "Acquisition"). As a result of the Acquisition, the shareholders of Soccer Magic Inc. owned approximately 63% of the outstanding shares of the Company and, accordingly, the purchase of Soccer Magic Inc. by the Company is accounted for as a reverse takeover transaction under generally accepted accounting principles.

Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Soccer Magic Inc. for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (the Company), are those of the "legal acquiree" (Soccer Magic Inc.) (i.e. the accounting acquirer).

                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                            (Expressed in US Dollars)
                                 APRIL 30, 2000
                                   (UNAUDITED)


Accordingly, the condensed consolidated financial statements of the Company as at April 30, 2000, are the historical financial statements of Soccer Magic Inc. for the same period adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

i. The Company acquired all of the outstanding shares of Common stock of Soccer Magic Inc. from various shareholders in exchange for 10,000,000 shares of newly issued Common stock of the Company. The Common stock exchange, in addition to the Company's existing shares outstanding, collectively resulted in the recapitalization of the Company.

ii. The consolidated financial statements of the combined entity are issued under the name of the legal parent, Sporting Magic Inc. (formerly Advanced Knowledge, Inc), but are considered a continuation of the financial statements of the legal subsidiary, Soccer Magic Inc.;

iii. As Soccer Magic Inc. is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values; and,

iv.  Any comparative numbers are those of Soccer Magic Inc.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

FOREIGN CURRENCY TRANSLATION

The  functional  currency of the Company is the Canadian  dollar.  The financial statements are presented in U.S. dollars using the principles set out in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS No. 52). Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the accumulated other comprehensive loss component of shareholders' equity.

                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                            (Expressed in US Dollars)
                                 APRIL 30, 2000
                                   (UNAUDITED)


LOSS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No.128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

INCOME TAXES

Income taxes for the interim period were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to on going review and evaluation by management.

4.   SUBSEQUENT EVENTS

On May 3, 2000 the Company signed a consulting agreement which obligated the Company to issue 1,600,000 restricted shares of its common stock as follows:

1.   400,000 shares issued on signing of the agreement,
2. 1,200,000 shares in six equal installments of 200,000 per month commencing on June 1, 2000 and ending on November 1, 2000.

On May 16, 2000 the Company signed a consulting agreement which obligated the Company to issue 800,000 free trading and restricted shares of its common stock as follows:

1. 100,000 free trading and 100,000 restricted shares issued on signing of the agreement,
2. 100,000 free trading and 100,000 restricted shares quarterly until expiry of the agreement on May 16, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     We have successfully completed our winter season operations at our two indoor soccer facilities in London and Kingston, Ontario, Canada. We have closed the London location for the summer as planned and reduced the staff complement to the minimum required for maintenance of the facility until the season restarts in October. The Kingston location will operate a small summer camp program; staff has been reduced accordingly.

     We expect that activity at these two locations will continue to grow significantly when seasonal operations resume in October 2000. Such growth in revenues, along with plans for the securing of additional private financing, should satisfy our cash requirements over the next year. However, there can be no assurance that we will be successful in raising capital through the sale of equity or debt.

     We are actively seeking to expand our operations. We have retained the services of a financial consultant to assist in accessing debt and equity financing and identifying acquisition targets. In addition, we have retained the services of A-Z Professional Consultants of Salt Lake City, Utah and 21st Capital Partners, LLC of Charlotte, North Carolina as public and investor relations consultants.

     We plan to acquire, build or franchise locations in North America, with a particular focus on the United States, where we have identified a strong demand for indoor sporting facilities in many regions of the country. We have identified several opportunities to acquire existing facilities. We hope to complete at least one significant acquisition before the next playing season begins.

     Our acquisition of Soccer Magic Inc. on March 20, 2000 is subject to automatic rescission and unwinding on June 30, 2000 unless, prior to that date, our new management completes a private placement raising gross proceeds of at least $2.7 million and we are then current in our filing obligations with the SEC. Our new management is currently seeking to negotiate arrangements with our previous management and the escrow agent for a postponement of the rescission date for a period as yet to be determined.

RESULTS OF OPERATIONS

Quarter and six months ended April 30, 2000 compared with the quarter and six months ended April 30, 1999

     Operations during the quarter ended April 30, 2000 resulted in a net loss of $148,796 compared with a net loss of $101,388 for the quarter ended April 30, 1999. For the six months ended April 30, 2000, the net loss was $201,716 compared with $179,011 for the previous year six month period. The increase in the loss in both cases is principally attributable to an increase in professional fees associated with our acquisition of Soccer Magic Inc. on March 20, 2000.

     Revenue for the quarter ended April 30, 2000 increased 34% to $200,385 from $149,506 for the quarter ended April 30, 1999. A 32% increase to $402,175 occurred in the six month period revenues at April 30, 2000 from $303,901 for the six months ended April 30, 1999. The change in both periods is mainly attributable to increases in league, tournament and field rental activity resulting from improving team enrollments for the 1999-2000 playing season.

     Expenses for the quarter ended April 30, 2000 increased to $349,181 from expenses of $250,894 for the quarter ended April 30, 1999. Of this $98,287 increase, $80,492 is attributable to increased professional fees as described above. A further $12,377 is the result of higher utility costs associated with increasing energy prices. For the six months ended April 30, 2000 expenses were $603,891, while expenses for the previous year comparable period were $482,912. Again, the increase in expenses is mainly attributable to higher professional fees ($77,120) and utility costs ($17,431).

     Our operations are highly seasonal in nature. We do not expect to receive any significant revenues until the winter league play season begins again in October 2000. As our expenses are largely fixed in nature, we will typically incur operating losses in the third and fourth quarters of each year. Conversely, we will have our best operating results in any year in the first and second quarters. One of the objectives of our planned growth strategy will be to acquire or build locations that will balance our operating results over the whole year.

CAPITAL EXPENDITURES

     We have no material commitments for capital expenditures. Finances permitting, alterations are planned for the London facility, to be completed before October 2000, to remove boards from the perimeter of one field to offer play on an open indoor field as well as the operation of an indoor golf driving range.

     Any capital expenditure commitments arising out of future acquisitions will be funded from the additional private financing we are currently seeking.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Sporting Magic Inc. and its subsidiaries are not parties to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     As previously reported, on March 20, 2000 we purchased all of the outstanding shares of Soccer Magic Inc. from its 11 shareholders in exchange for a total of 10,000,000 newly issued shares of our common stock. We issued our common stock without registration in reliance on the Section 4(2) private placement exemption.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended April 30, 2000, we did not submit any matters to a vote of our security holders. In May 2000, we requested the written consent of our stockholders, without the holding of a meeting, to a change in our corporate name from "Advanced Knowledge, Inc." to "Sporting Magic Inc." The change was approved on June 1, 2000 and became effective on June 12, 2000. Of the 16,000,000 shares of common stock then outstanding, 13,441,351, or 84%, were voted in favor of the name change.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following documents are included or incorporated by reference as exhibits to this report:

     EXHIBIT
        NO.                         DOCUMENT DESCRIPTION
     -------   --------------------------------------------------------------

     (2)       PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION
               ----------------------------------------------------------------
               OR SUCCESSION
               -------------

         2.1 Form of Acquisition Agreement by and between the registrant and Soccer Magic dated as of December 14, 1999(1)

         2.2 Escrow Agreement dated as of March 16, 2000 by and among the registrant, Soccer Magic and Jack L. Chegwidden, a professional corporation, as escrow agent(2)

               The following attachment to the Escrow Agreement will be provided to the Commission upon request:

                ATTACHMENT        DESCRIPTION

                Schedule A        Addresses of SMI Shareholders

         2.3 Asset Sale Agreement dated as of March 16, 2000 by and among the registrant, Becor Internet Inc. and Buddy Young and ratified and approved by Soccer Magic(2)

               The following attachments to the Asset Sale Agreement will be provided to the Commission upon request:

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

               Exhibit E          Schedule of Other Events
               Exhibit F          Schedule of Assumed Liabilities

         2.4 Form of Purchase and Sale Agreement dated as of December 1999 by and between the registrant and each of the former shareholders of Soccer Magic(2)

         2.5 Representation Letter from Buddy Young to Soccer Magic and its former shareholders(2)

         2.6   Amendment  Agreement dated as of February 14, 2000 by and  among
               the  registrant;   Soccer  Magic;   Becor Internet  Inc.;  Jack
               L.  Chegwidden,  a professional corporation,   as  escrow  agent;
               officers  of  the registrant;  officers  of  Soccer  Magic;  and
               Buddy Young,   Manny  Gross,   Myron   Grunberg  and  Brian
               Rattenbury, as individuals(2)

     (3)       ARTICLES OF INCORPORATION AND BY-LAWS
               -------------------------------------

         3.1   Certificate of Incorporation(3)

         3.2   Certificate of Amendment dated March 11, 1987(4)

         3.3   Certificate of Amendment dated September 18, 1990(4)

         3.4   Certificate of Amendment dated August 5, 1998(3)

         3.5   Certificate of Merger(3)

         3.6   By-laws(3)

     (4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
               ---------------------------------------------------

         4.1   Facsimile of specimen common stock certificate(4)

     (27)      FINANCIAL DATA SCHEDULE
               -----------------------

         27.1  Financial Data Schedule

--------------------

(1) Previously filed as an exhibit to the registrant's report on Form 10-QSB for the quarter ended November 30, 1999, which was filed on December 12, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to the registrant's current report on Form 8-K, which was filed on April 4, 2000, and incorporated herein by reference.

(3) Previously filed as an exhibit to the registrant's registration statement on Form 10-SB, which was filed on January 7, 1999, and incorporated herein by reference.

(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB, which was filed on October 21, 1999, and incorporated herein by reference.

(B)  REPORTS ON FORM 8-K

     We filed a Form 8-K on April 4, 2000 to report the Item 2 reverse acquisition of Soccer Magic Inc. on March 20, 2000. The report included pro forma financial information. As permitted, on June 5, 2000 we filed Soccer Magic's historical financial statements by amendment on Form 8-K/A.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPORTING MAGIC INC.
                                    (Registrant)


Date:  June 14, 2000                /S/ MYRON GRUNBERG
                                    ------------------
                                    Myron Grunberg, President and Chief
                                    Executive Officer  (Principal Executive
                                    Officer)


Date:  June 14, 2000                /S/ BRIAN RATTENBURY
                                    --------------------
                                    Brian Rattenbury, Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)