Form 10QSB
period 2000-07-31
SPORTING MAGIC INC
filed 2000-09-13
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

The Registrant has 16,800,000 shares of common stock, par value $.001 per share, issued and outstanding as of July 31, 2000.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements ............................................   3
           Condensed Consolidated Interim Statement of Loss (unaudited) ....   4
           Condensed Consolidated Interim Balance Sheet (unaudited) ........   5
           Condensed Consolidated Interim Statement of Shareholders'
             Deficiency (unaudited) ........................................   6
           Condensed Consolidated Interim Statement of Cash
             Flows (unaudited) .............................................   7
           Notes to the Condensed Consolidated Interim Financial
             Statements ....................................................   8

Item 2.    Management's Discussion and Analysis or Plan of Operation .......  10

PART II    OTHER INFORMATION                                                PAGE

Item 1.    Legal Proceedings ................................................ 12
Item 2.    Changes in Securities and Use of Proceeds ........................ 12
Item 3.    Defaults upon Senior Securities .................................. 12
Item 4.    Submission of Matters to a Vote of Security Holders .............. 12
Item 6.    Exhibits and Reports on Form 8-K ................................. 13

Signatures .................................................................. 15

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

PART I    FINANCIAL INFORMATION


          (Financial Statements Commence on Following Page)


                   (Balance of Page Intentionally Left Blank)



                                           SPORTING MAGIC INC.
                                    (FORMERLY ADVANCED KNOWLEDGE INC.)
                             CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS
                             ------------------------------------------------
                                         (Expressed in US Dollars)
                                  FOR THE NINE MONTHS ENDED JULY 31, 2000
                                                (UNAUDITED)


                                                      Nine Months ended            Three Months ended
                                              July 31, 2000   July 31, 1999   July 31, 2000   July 31, 1999
-----------------------------------------------------------------------------------------------------------
REVENUES
League play, tournaments and field rentals .   $    371,811    $    282,478    $      3,584    $        624
Golf .......................................         19,185          18,656             682             149
Other income ...............................         15,796           7,150           1,275             679
                                               ------------    ------------    ------------    ------------
                                                    406,792         308,284           5,541           1,452
                                               ------------    ------------    ------------    ------------
EXPENSES
Depreciation ...............................        151,449         143,931          54,604          49,342
Interest - long term .......................         84,831          86,969          27,940          28,983
Interest - short term ......................          1,437           2,437             456             346
Maintenance and supplies ...................         35,057          30,542           6,408           3,107
Marketing ..................................         36,560          37,191           2,809           7,455
Miscellaneous ..............................         24,718          19,106           9,670           6,363
Office and occupancy costs .................         39,181          35,130           8,754          10,829
Professional and consulting fees ...........      1,278,651          15,934       1,260,278           3,870
Rent .......................................         43,621          40,212          15,808          13,787
Salaries and wages .........................        154,041         156,402          29,408          33,578
Property taxes .............................         59,556          46,326          22,214          15,743
Utilities ..................................         65,960          45,982           5,729           2,570
                                               ------------    ------------    ------------    ------------
                                                  1,975,062         660,162       1,444,078         175,973
                                               ------------    ------------    ------------    ------------

Net loss ...................................     (1,568,270)       (351,878)     (1,438,537)       (174,521)
                                               ============    ============    ============    ============

Net loss per share, basic and diluted ......   $     (0.100)   $     (0.022)   $     (0.090)   $     (0.010)
                                               ============    ============    ============    ============

Common shares outstanding, basic and diluted     16,141,606      16,000,000      16,421,739      16,000,000
                                               ============    ============    ============    ============

See accompanying notes to the condensed consolidated interim financial statements.


                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE INC.)
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
                            (Expressed in US Dollars)
                               AS AT JULY 31, 2000
                                   (UNAUDITED)

                                                July 31, 2000   October 31, 1999
--------------------------------------------------------------------------------
ASSETS
Current
  Cash .....................................      $     2,664       $    33,024
  Accounts receivable
     Trade .................................            2,186            35,564
     GST ...................................            5,148             6,119
     Employee advances .....................            8,914             5,813
  Prepaid expenses .........................           24,689            24,510
                                                  -----------       -----------
                                                       43,601           105,030
                                                  -----------       -----------
Fixed assets
  Site development costs ...................          225,060           227,415
  Dome installation & equipment ............          295,673           298,767
  Dome structure ...........................          595,549           601,780
  Modular buildings ........................          317,856           321,182
  FieldTurf ................................          216,686           218,953
  Boards, netting and equipment ............          242,958           244,046
                                                  -----------       -----------
                                                    1,893,782         1,912,143
  Less: Accumulated depreciation ...........         (500,304)         (354,389)
                                                  -----------       -----------
                                                    1,393,478         1,557,754
                                                  -----------       -----------
                                                    1,437,079         1,662,784
                                                  ===========       ===========
LIABILITIES
Current
  Bank indebtedness ........................
  Trade payables ...........................          449,983           348,587
  Source deductions ........................            1,429             6,832
  Deferred revenue .........................            2,486           163,925
  Current portion of long term debt ........          149,555           149,106
                                                  -----------       -----------
                                                      603,453           668,450
                                                  -----------       -----------
Long term
  Bank loan ................................          131,448           181,743
  Lease obligations ........................          535,602           595,773
  Advances from shareholders ...............        2,129,881         1,768,791
                                                  -----------       -----------
                                                    2,796,931         2,546,307
                                                  -----------       -----------
                                                    3,400,384         3,214,757
                                                  -----------       -----------
SHAREHOLDERS' DEFICIENCY
Capital stock ..............................           16,800               460
Contributed surplus ........................        1,135,844
Cumulative translation adjustment ..........           18,672            (1,622)
Deficit ....................................       (3,134,621)       (1,550,811)
                                                  -----------       -----------
                                                   (1,963,305)       (1,551,973)
                                                  -----------       -----------
                                                  $ 1,437,079       $ 1,662,784
                                                  ===========       ===========

See  accompanying  notes  to  the  condensed   consolidated   interim  financial
statements.


                                                        SPORTING MAGIC INC.
                                                 (FORMERLY ADVANCED KNOWLEDGE INC.)
                                CONDENSED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS' DEFICIENCY
                                --------------------------------------------------------------------
                                                      (Expressed in US Dollars)
                                               FOR THE NINE MONTHS ENDED JULY 31, 2000
                                                             (UNAUDITED)


                                      Common Stock
                                ---------------------     Contributed     Accumulated     Translation          Total       Adjusted
                                    Shares     Amount         Surplus         Deficit       Adjustment    Deficiency           Loss
                                ----------------------------------------------------------------------------------------------------
October 30, 1997                       600    $   426                     $  (151,071)       $  3,885    $  (146,760)
Stock split (18,300:1,
  January 1998)                 10,979,400
Foreign currency
  translation adjustment                                                                       56,766         56,766    $    56,766
Net loss 1998                                                                (859,517)                      (859,517)      (859,517)
                                                                                                                        ------------
Total adjusted loss                                                                                                        (802,751)
                                ------------------------------------------------------------------------------------    ============
October 31, 1998                10,980,000        426                      (1,010,588)         60,651       (949,511)
Issue of shares for
   cash, October 1999              890,270         34                                                             34
Foreign currency
  translation adjustment                                                                      (62,273)       (62,273)       (62,273)
Net loss 1999                                                                (540,223)                      (540,223)      (540,223)
                                                                                                                        ------------
Total adjusted loss                                                                                                        (602,496)
                                ------------------------------------------------------------------------------------    ============
October 31, 1999                11,870,270        460                      (1,550,811)        (1,622)     (1,551,973)
Issue of stock in connection
   with recapitalization         4,129,730     15,540                         (15,540)
Issue of stock for services        800,000        800      $1,224,400                                      1,225,200
Professional fees relating
  to issue of stock                                           (88,556)                                       (88,556)
Foreign currency
   translation adjustment                                                                     20,294          20,294         20,294
Net loss July 2000                                                         (1,568,270)                    (1,568,270)    (1,568,270)
                                                                                                                        ------------
Total adjusted loss                                                                                                     $(1,547,976)
                                ------------------------------------------------------------------------------------    ============
July 31, 2000                   16,800,000    $16,800      $1,135,844     $(3,134,621)       $ 18,672    $(1,963,305)
                                ====================================================================================

See accompanying notes to the condensed consolidated interim financial statements.


                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE INC.)
             CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
             ------------------------------------------------------
                            (Expressed in US Dollars)
                     FOR THE NINE MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)


NINE MONTHS ENDED JULY 31,                                  2000           1999
--------------------------------------------------------------------------------
Cash and cash equivalents derived from (applied to)

  OPERATING
     Net loss ....................................   $(1,568,270)   $  (351,878)
     Services for stock ..........................     1,225,200
     Depreciation ................................       151,449        143,931
                                                     -----------    -----------
                                                        (191,621)      (207,947)

     Change in non-cash operating working capital:
            Receivables ..........................        31,248         17,819
            Prepaids .............................          (179)        (6,051)
            Payables and accruals ................        95,993         68,750
            Deferred revenue .....................      (161,439)      (102,533)
                                                     -----------    -----------
                                                        (225,998)      (229,962)
                                                     -----------    -----------
  FINANCING
     Bank financing ..............................        (5,963)
     Advances from shareholders ..................       361,090        444,350
     Long term debt ..............................      (110,017)       (74,797)
     Stock issue costs ...........................       (88,556)
                                                     -----------    -----------
                                                         162,517        363,590
                                                     -----------    -----------
  INVESTING
     Purchase of capital assets ..................        (1,457)       (41,052)
                                                     -----------    -----------

  Foreign currency effect on cash ................        34,578        (60,950)
                                                     -----------    -----------

Net increase in cash and cash equivalents ........       (30,360)        31,626
Cash and cash equivalents, beginning of period ...        33,024
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $     2,664    $    31,626
                                                     ===========    ===========

See  accompanying  notes  to  the  condensed   consolidated   interim  financial
statements.

                               SPORTING MAGIC INC.
                       (FORMERLY ADVANCED KNOWLEDGE INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
        ----------------------------------------------------------------
                            (Expressed in US Dollars)
                                  JULY 31, 2000
                                   (UNAUDITED)

1.   General

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operation for interim periods are not necessarily indicative of results to be achieved for full fiscal years. As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-1 of Regulation S-X, the accompanying consolidated financial statements have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the pro forma financial statements filed under form 8K filed on April 4, 2000 and to the consolidated financial statements and related footnotes for the year ended October 31, 1999 included in the form 8K/A filed on June 5, 2000.

2.   Basis of Presentation

Recapitalization

On March 20, 2000, the Company purchased all of the outstanding shares of Soccer Magic Inc. through an exchange of 0.84244082 of its shares for each share of Soccer Magic Inc. (the "Acquisition"). As a result of the Acquisition, the shareholders of Soccer Magic Inc. owned approximately 63% of the outstanding shares of the Company and, accordingly, the purchase of Soccer Magic Inc. by the Company is accounted for as a reverse takeover transaction under generally accepted accounting principles.

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

Accordingly, the condensed consolidated financial statements of the Company as at July 31, 2000, are the historical financial statements of Soccer Magic Inc. for the same period adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

i. The Company acquired all of the outstanding shares of Common stock of Soccer Magic Inc. from various shareholders in exchange for 10,000,000 shares of newly issued Common stock of the Company. The Common stock exchange, in addition to the Company's existing shares outstanding, collectively resulted in the recapitalization of the Company.

ii. The consolidated financial statements of the combined entity are issued under the name of the legal parent, Sporting Magic Inc.(formerly Advanced Knowledge, Inc), but are considered a continuation of the financial statements of the legal subsidiary, Soccer Magic Inc.;

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     We are now at the early stages of preparing for our next playing seasons in London and Kingston, which will start in October in both locations.

     First indications are that activity at these two locations will continue to grow. We are receiving many inquiries from new customers and some commitments from leagues that had previously been playing in gyms and old arenas.

     We anticipate that our growing revenues, along with plans for the securing of additional private financing, should satisfy our cash requirements over the next year. However, there can be no assurance that we will be successful in raising capital through the sale of equity or debt.

     We continue to actively seek to expand our operations. In that respect, on August 3, 2000 we announced that we had entered into a letter of intent to acquire 100% of both The Soccer Post International Franchise Corporation and Soccer Locker, Inc. These are the are the largest chain of soccer specialty stores in the United States with 26 franchised and three corporate owned locations in the United States. Combined, they had revenue in 1999 in excess of US$13,500,000.

     Negotiations with respect to this acquisition and arrangements financing for the combined companies are being actively pursued at this time. However, there can be on assurance that we will be able to secure or arrange the financing necessary to purchase the combined companies.

     Pursuant to consulting agreements for investor relations consulting services signed in the quarter ended April 30, 2000, 400,000 common shares were issued from treasury on May 15, 2000 and a further 400,000 on July 11, 2000. A further 800,000 will be issued under the terms of this agreement before November 1, 2000.

     Our acquisition of Soccer Magic Inc. on March 20, 2000 was subject to automatic rescission and unwinding on June 30, 2000 unless, prior to that date, our new management completed a private placement raising gross proceeds of at least $2.7 million and remained current in our filing obligations with the SEC. Before the end of June arrangements were negotiated with our previous management and the escrow agent for an extension of the rescission date to September 29, 2000.

RESULTS OF OPERATIONS

Quarter and nine months ended July 31, 2000 compared with the quarter and nine months ended July 31, 1999

     Operations during the quarter ended July 31, 2000 resulted in a net loss of $1,438,537 compared with a net loss of $174,521 for the quarter ended July 31, 1999. For the nine months ended July 31, 2000, the net loss was $1,568,270 compared with $351,878 for the previous nine month period. The increase in the loss in both cases is principally attributable to an increase in consulting fees for investor relations services, paid for by the issue of 800,000 shares during the quarter ended July 31, 2000.

     Revenue for the nine months ended July 31, 2000 increased 32% to $406,792 from $308,284 for the nine months ended July 31, 1999. The change is mainly attributable to increases in league, tournament and field rental activity resulting from improving team enrollments for the 1999-2000 playing season. Revenue during the quarter ended July 31, 2000 increased 282% to $5,541 from $1,452 for the quarter ended July 31, 1999.

     Expenses for the quarter ended July 31, 2000 increased to $1,444,078 from expenses of $175,973 for the quarter ended July 31, 1999. Of this $1,268,105 increase, $1,256,408 is attributable to increased professional and consulting fees as described above. A further $6,471 and $3,159 are the result of higher property tax assessments and utility costs associated with increasing energy prices respectively. For the nine months ended July 31, 2000 expenses were $1,975,062, while expenses for the previous year comparable period were $660,162. Again, the increase in expenses is mainly attributable to higher professional and consulting fees ($1,262,717) and property taxes ($13,230) and utility costs ($19,978).

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     As previously reported, on March 20, 2000 we purchased all of the outstanding shares of Soccer Magic Inc. from its 11 shareholders in exchange for a total of 10,000,000 newly issued shares of our common stock. We issued our common stock without registration in reliance on the Section 4(2) private placement exemption. Accordingly, these shares of common stock bear a restriction on transfer legends and may only be resold in compliance with Rule 144.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended July 31, 2000, we did not submit any matters to a vote of our security holders. However, as previously reported, in May 2000, we requested the written consent of our stockholders, without the holding of a meeting, to a change in our corporate name from "Advanced Knowledge, Inc." to "Sporting Magic Inc." The change was approved on June 1, 2000 and became effective on June 12, 2000. Of the 16,000,000 shares of common stock then outstanding, 13,441,351, or 84%, were voted in favor of the name change.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(A)

EXHIBITS The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
   NO.                       DOCUMENT DESCRIPTION
-------   -------------------------------------------------------------------

(2)       PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
          -------------------------------------------------------------------
          SUCCESSION
          ----------

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

          3.6  By-laws(3)

(4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
          ---------------------------------------------------

          4.1  Facsimile of specimen common stock certificate(4)

(27)      FINANCIAL DATA SCHEDULE
          -----------------------

          27.1 Financial Data Schedule.

----------------------------
(1) Previously filed as an exhibit to the registrant's report on Form 10-QSB for the quarter ended November 30, 1999, which was filed on December 12, 1999, and incorporated herein by reference.

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

     We filed a Form 8-K on July 7, 2000 to report that we did not complete a private placement of our common stock raising at least $2.7 million (the "Private Placement") before 5:00 PM on June 30, 2000 as provided in the December 14, 1999 Acquisition Agreement (Exhibit 2.1 above) and that prior to June 30, 2000, we entered into a waiver agreement which had the effect of extending the rescission deadline of the Acquisition Agreement until September 29, 2000. A copy of the Limited Waiver Agreement was filed with that Form 8-K as Exhibit 2.7.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   SPORTING MAGIC INC.
                                  (Registrant)

Date: September 13, 2000          /S/ MYRON GRUNBERG
                                  ----------------------------
                                  Myron Grunberg, President
                                  (Principal Executive Officer)

Date: September 13, 2000          /S/ BRIAN RATTENBURY
                                  ------------------------------
                                  Brian Rattenbury, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)