Form 10KSB
period 2000-08-31
SPORTING MAGIC INC
filed 2000-11-20
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
         ___________

                         COMMISSION FILE NUMBER: 0-25247

                              SPORTING MAGIC, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                          95 -4675095
--------------------------------                      --------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

17337 Ventura Boulevard, Suite 224, Encino, California             91316
-------------------------------------------------------      -------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's Telephone Number:    (818) 784-0040

Securities to be registered under Section 12(b) of the Act:   NONE

Title of each class to be registered:        Name of each exchange on which each
                                             is to be registered:
                  NONE                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                    -----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had revenues from operations during the fiscal year ended August 31, 2000 of $153,658.

Based on the average if the closing bid and asked prices of the issuer's common stock on November 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $272,000.

As of November 15, 2000, the issuer had 6,800,000 shares of common stock outstanding.

 Documents incorporated by reference: (i) Form 10-SB Registration Statement filed on January 7, 1999, Part III; (ii) Amendment No. 2 to the Registration Statement, filed on April 14, 1999, Part III; and, (iii) Form 10-K, filed on October 21, 1999, Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                           FORWARD LOOKING STATEMENTS

Sporting Magic, Inc., a Delaware corporation ("Sporting Magic", "we" or the "Company") cautions readers that certain important factors may affect Sporting Magic's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB annual report, or that are otherwise made by or on behalf of Sporting Magic. For this purpose, any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements.

Factors that may affect Sporting Magic's results include, but are not limited to, whether Sporting Magic will be able to identify, in a timely manner, appropriate acquisition or merger candidates, negotiate satisfactory terms for an acquisition or merger, and satisfy any regulatory, business, financing or other requirements and address other types of contingencies that may arise in connection with the acquisition or merger.

                                    CONTENTS

                                                                            PAGE

     Item 1.   Description of Business .......................................4
     Item 2.   Description of Property........................................6
     Item 3.   Legal Proceedings..............................................6
     Item 4.   Submission of Matters to a Vote of Security
                 Holders......................................................6

PART II

     Item 5.   Market for Common Equity and Related Stock
                 Holder Matters ..............................................6
     Item 6.   Managements Discussion and Analysis............................8
     Item 7.   Financial Statements .........................................12
     Item 8.   Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure.........................22

PART III

     Item 9.   Directors, Executive Officers, Promoters and
                 Control Persons: Compliance With Section 16(a)
                 of the Exchange Act  .......................................23
     Item 10.  Executive Compensation........................................25
     Item 11.  Security Ownership of Certain Beneficial Owners
                 and Management..............................................25
     Item 12.  Certain Relationships and Related Transactions................26
     Item 13.  Exhibits and Reports on Form 8-K .............................27

SIGNATURES ..................................................................29

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development - Pre-Reorganization. Sporting Magic, Inc., a Delaware corporation ("Sporting Magic" or the "Company") was incorporated under the laws of the State of Delaware on January 2, 1987. At the time, we were incorporated as a wholly-owned subsidiary of Electro-Kinetic Systems Inc. ("EKSI") and under the name "EKS RN CON INC." Our name was changed to EKS Radtech, Inc. on March 11, 1987 and again changed to DMA-Radtech, Inc. ("DMAR") on September 18, 1990. From our inception through March 1995, we operated as a producer and distributor of radon testing devices. In March 1995, following the bankruptcy of our major distributor, we ceased operations and sold our radon testing facility.

(b) Reorganization. During 1998, pursuant to a Plan of Merger and Reorganization Agreement, EKSI and DMAR completed a reorganization and merger with Advanced Knowledge, Inc., a privately held Delaware corporation ("AKIP") (the "Reorganization Agreement"). In accordance with the Reorganization Agreement on August 5, 1998, DMAR increased the number of its authorized shares of common stock to 25,000,000 and split its outstanding shares 300:1. DMAR also amended its Certificate of Incorporation to eliminate the liability of its directors to the fullest extent permitted by Delaware law and to require that the company indemnify its directors, officers, employees and agents to the fullest extent permitted by Section 145 of the Delaware Corporation Law. On August 26, 1998, AKIP was merged into DMAR, with DMAR being the surviving corporation, and DMAR issued 2,700,000 shares of its common stock in exchange for all of the outstanding shares of AKIP (the "Reorganization"). The transaction was accounted for using the "reverse purchase" method of accounting. Concurrent with the closing of the Reorganization, DMAR's stockholders voted to change the name of the combined corporation to Advanced Knowledge, Inc. ("Advanced Knowledge"). The assets as of June 30, 1998 that AKIP contributed to the combined corporation included: workforce training video inventory of $29,000, cash of $2,000 and other assets of $6,000, for a total of approximately $37,000. AKIP contributed liabilities to the combined corporation of $35,000. These liabilities represented loans payable to Advanced Knowledge's president and principal stockholder. In addition, pursuant to the Reorganization Agreement, AKIP paid $50,000 to EKSI for certain proprietary know-how and work product and to cover certain administrative and professional fees associated with the transaction, and EKSI contributed to capital all liabilities of DMAR, totaling $311,000.

(c) Business Prior to Acquisition of Soccer Magic, Inc. Prior to our acquisition of Soccer Magic, Inc., an Ontario, Canada corporation ("Soccer Magic") (which acquisition was rescinded on October 6, 2000, see "Rescission of Acquisition Agreement with Soccer Magic" below), the core business of Advanced Knowledge was the development, production and distribution of creatively unique management and general workforce training videos for use by corporations throughout the world. In 1998 Advanced Knowledge commenced production and completion of three training videos. They are: "Twelve Angry Men: Teams That Don't Quit"; "The Cuban Missile
Crisis: A Case Study in Decision Making and Its Consequences" and, "It's A Wonderful Life: Leading Through Service." Each incorporated elements of the original productions or, as in the Cuban missile, original government audio and still photos. In addition, we distributed training videos produced by independent producers.

(d) Acquisition of Soccer Magic. In December, 1999, we, under our then name Advanced Knowledge, entered into an Acquisition Agreement to acquire Soccer Magic (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, we agreed to acquire 100% of the outstanding common shares of Soccer Magic by issuing 10,000,000 shares of our common stock to the shareholders of Soccer Magic. As provided in the Acquisition Agreement, on March 20, 2000, Soccer Magic's management assumed the management duties and responsibilities of Advanced Knowledge and the officers and directors of Advanced Knowledge resigned.

(e) Rescission of Acquisition Agreement with Soccer Magic. The Acquisition Agreement required that Soccer Magic raise $2.7 million to be used for working capital through the sale of common stock on or before June 30, 2000. Soccer Magic was unable to raise the $2.7 million by June 30, 2000. Soccer Magic then asked for a waiver of the June 30, 2000 deadline through September 29, 2000, which was granted. Soccer Magic was unable to raise the $2.7 million by September 29, 2000 and sought another waiver to October 6, 2000. This waiver was also given. However, Soccer Magic was unable to raise the $2.7 million and at noon on October 6, 2000, the Acquisition Agreement was rescinded. The representative for our shareholders gave notice of the rescission to Soccer Magic. Upon the delivery of that notice, our Board of Directors and officers reverted back to the pre-acquisition state as provided by the Acquisition Agreement. A complete and further description of the rescission may be found in our Form 8-K filed with the Commission on October 12, 2000, which is incorporated herein by this reference and the Amended Form 8-K filed with the Commission on October 19, 2000 which is incorporated herein by this reference.

Concurrent with the execution of the Acquisition Agreement, our corporate training video business was sold to Becor Communications, Inc. ("Becor"). Although the rescission of the Acquisition Agreement canceled the 10,000,000 shares and placed Soccer Magic and us in the positions we were in prior to the acquisition, the rescission did not effect the sale of our corporate training video business to Becor.

(f) Post Rescission Business. As a result of the acquisition and the subsequent rescission of the acquisition, we are without any material assets. Consequently, we are now a "shell" company with minimal operations. Our business plan is to attempt to identify and complete an acquisition, merger or other transaction that will enhance shareholder value.

We are filing this annual report to maintain our status as a reporting company under the Securities Exchange Act of 1934, because we believe that reporting company status may enhance desirability of this company as a potential acquirer or potential merger candidate. We presently have no employees. Our President and majority shareholder, Buddy Young, provides services under a consulting agreement with the Company. We regularly utilize the services of independent consultants for our legal and accounting needs.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is located at 17337 Ventura Boulevard, Suite 224, Encino, CA 91316. Under the terms of a consulting agreement with the Company's President and Chief Executive Officer, Buddy Young, the office space is currently provided at no additional cost to the Company. The Company anticipates that this space will be adequate for its operations through February, 2001, at which time the lease expires. Buddy Young is currently engaged in the process of negotiating an extension of that lease. We plan continue to make use of office space provided by Mr. Young for so long as he permits or until such time as we generate funds sufficient to pay rent.

ITEM 3.  LEGAL PROCEEDINGS        NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May, 2000, we requested the written consent of our stockholders, without holding a meeting, to change the name of the corporation from "Advanced Knowledge, Inc." to "Sporting Magic, Inc." The change was approved on June 1, 2000 and became effective on June 12, 2000. Of the issued and outstanding shares of common stock entitled to vote, 84% voted in favor of the name change.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information - Until August 20, 1999, there was no public trading market for our stock. On that day our common stock was cleared for trading on the OTC Bulletin Board system under the symbol AVKN. Following our name change in June, 2000, the symbol was changed to SPGM. Since August 20, 1999, there has been a very limited market for the trading of our common stock. The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

QUARTER                                 HIGH                             LOW
-------                                 ----                             ---

Fiscal 1999

November 30, 1998                       N/A                              N/A
February 28, 1999                       N/A                              N/A
May 31, 1999                            N/A                              N/A
August 31, 1999                        $0.25                            $0.25

Fiscal 2000

November 30, 1999                      $0.125                           $0.125
February 29, 2000                      $2.00                            $1.25
May 31, 2000                           $2.00                            $0.6875
August 31, 2000                        $1.4375                          $0.6875

October 31, 2000                       $1.00                            $0.04

Holders - The approximate number of holders of record of common stock as of August 31, 2000 was 901.

Dividends - Holders of common stock are entitled to receive such dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities - We sold 1,000,000 shares of common stock in December 1998 and January 1999 to five (5) accredited investors in reliance upon the exemption from registration provided by Rule 504 11 of Regulation D, promulgated under Section 3(b) of the Securities Act of 1933, as amended. The aggregate purchase price for these shares was $100,000.

On March 20, 2000, pursuant to the Acquisition Agreement dated as of December 14, 1999, the Company purchased all of the outstanding shares of Soccer Magic Inc.("Soccer Magic") through an exchange of 0.84244082 of its shares for each share of Soccer Magic. The Company issued a total of 10,000,000 shares of its common stock to the shareholders of Soccer Magic in the transaction. On October 6, 2000, pursuant to its own terms, the Acquisition Agreement was rescinded and the 10,000,000 shares issued to Soccer Magic's shareholders were cancelled.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

As a "shell" company, we currently have no revenues from operations. Our business plan is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. Our President and Chairman is investigating potential business opportunities, as authorized by the Board of Directors. The Board has placed no limitations on the type of business or industry to consider. Currently, we have no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to our ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals. See Part I, Item 1, "Description of Business."

RESULTS OF OPERATIONS

The following is a limited discussion of the results of operations for the three months ended August 31, 2000, and of results of operations for the fiscal year ended August 31, 2000, compared to those for the fiscal year ended August 31, 1999. A comparison of the results of operations for the 2000 fiscal year are not directly comparable to results for the prior year period, because of the acquisition of Soccer Magic in March, 2000, the sale of substantially all of the Company's net operating assets effective March 23, 2000, and the subsequent rescission of the Acquisition Agreement with Soccer Magic on October 6, 2000. The limited results of operations for the three months ended August 31, 2000 are described below, but no comparison has been made of the results of operations for that period to those for the prior year period because such a comparison would not be meaningful under the circumstances.

THREE MONTHS ENDED AUGUST 31, 2000

During the quarter ended August 31, 2000, our operations were dormant, except for the issuance of 800,000 shares of the Company's common stock in exchange for consulting services valued at $370,000. We did not engage in any income or revenue producing activity. During the quarter, we continued our search for possible business acquisitions and other business opportunities. During the quarter, we did not identify any likely candidates for such a transaction.

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO AUGUST 31, 1999

On March 23, 2000, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Communications, Inc. ("Becor"). Consequently, for the quarter ended August 31, 2000, we were effectively dormant and did not engage in any ongoing business activities. Without the workforce training video business or any other business during the quarter, any comparison between the two quarters would be futile and meaningless. Accordingly, no such comparison is being made.

FISCAL 2000 COMPARED TO FISCAL 1999

CONTINUING OPERATIONS.

As a result of the March 23, 2000, sale of our workforce training video business to Becor, we did not have any material assets or business, and commenced operating as a shell corporation. Consequently, we only had business operations for the first six months of fiscal 2000. By comparison, we were in operation for the entire 1999 fiscal year. Accordingly, a comparison would not disclose any meaningful or useful information. Therefore, no comparison is being made.

During fiscal 2000, we incurred general and administrative expenses, including consulting and professional fees of $664,868. These expenses were mainly comprised of consultant fees paid through the issuance of 2,800,000 shares of the Company's common stock to unrelated third parties for assistance in identifying business opportunities. Income for the same period totaled $153,658, which is down from the $174,269 of revenues generated in 1999. As of August 31, 200, we have no assets, compared to $89,921 in assets on August 31, 1999 and our overall loss from operations increased from ($103,531) to ($710,401), primarily due to the consulting fees identified above. The basic loss per share for 2000 is ($0.13) compared to ($0.03) per share in 1999.

Our current plan of operation is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value.

DISCONTINUED OPERATIONS

Advanced Knowledge -

As indicated above, on March 23, 2000, following the Soccer Magic acquisition, we sold all of our assets and liabilities related to its workforce training video business to Becor.

Becor is a corporation controlled by Buddy Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The sale was made pursuant to an Asset Sale Agreement dated as of March 16, 2000, which was unanimously approved by the disinterested directors of the Company. The assets transferred included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 23, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 23, 2000. According to the unaudited balance sheet of the Company as of March 23, 2000, the Company had total assets of approximately$107,000 and total liabilities of $301,000 at that date. The total liabilities as of such date included approximately $206,000 of principal and interest owed to Mr. Young under a secured promissory note.

During fiscal 1999, our business consisted entirely of the production, sale, distribution and marketing of workforce training videos. Revenues for fiscal 1999 totaled approximately $174,000, an increase of $167,000 over fiscal 1998. The increase was a result of our marketing efforts for the video "Twelve Angry
Men:  Teams That Don't  Quit" and  completion  of a new  video,  "Cuban  Missile
Crisis: A Case Study in Decision Making and Its Consequences." During 1999, we also realized revenues from training and consulting to end users of the videos totaling $39,000. During fiscal 1999, we financed our operations with cash flow from sales, with borrowings from our president and principal stockholder and from the private sale of common stock.

Soccer Magic -

During the period of March 20, 2000 through August 31, 2000 and continuing through October 6, 2000, we operated Soccer Magic's business, which business consisted of designing, constructing, owns and operating multi-recreational and family oriented facilities, with soccer as their primary venue. The facilities also served a variety of other field sports such as touch football, rugby, lacrosse, field hockey and golf. Soccer Magic operated two such facilities through wholly owned subsidiaries in Kingston and London, Ontario.

However, on October 6, 2000, the Acquisition Agreement was rescinded and Soccer Magic, including all of its business operations was severed from the company. and we discontinued operating Soccer Magic's business. Rather, since the rescission, we commenced operating as a shell corporation without any business operations.

From March 20, 2000 through October 6, 2000, the business, operations, assets and liabilities of the Company consisted entirely of those of Soccer Magic. However, since the October 6 rescission, the Company was left without any material assets or liabilities. As a result, the Company's operations from March 20, 2000 through August 31, 2000 are not being reported as operations for the Company. The results from the Company's limited operations (consisting of operations from September 1, 1999 through March 23, 2000) include total revenues of approximately $154,000 and $174,000 and a net loss of approximately
($720,000)  and  ($114,000)  for the  years  ended  August  31,  2000 and  1999, respectively.

CONTINUED OPERATIONS
Without any operating business or material assets, we anticipate that the Company will continue to operate as a shell corporation until such time as management identifies and completes an acquisition of, or merger with an operating company. No assurances can be given as to our ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals. See Part I, Item 1, "Description of Business."

We anticipate that the Company will incur expenses of approximately $2,000 per month while operating as a shell corporation.

LIQUIDITY

At August 31, 2000, the Company had no working capital. It is currently solely dependent on its president and principal shareholder Buddy Young, to finance its limited operations. In accordance with a promissory note between the Company and Mr. Young, he has agreed to loan us up to $2,000 per month through August 31, 2001. Under the terms of the note, funds advanced to us by Mr. Young will accrue interest at the rate of eight percent (8%) per annum. The note is due and payable on September 30, 2001. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

ITEM 7.  FINANCIAL STATEMENTS




                              SPORTING MAGIC, INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT ..............................................   13


FINANCIAL STATEMENTS:

Balance Sheets, August 31, 2000 and 1999 ..................................   14

Statements of Operations for the Years Ended
   August 31, 2000 and 1999 ...............................................   15

Statements of Shareholders' Deficit for the
   Years Ended August 31, 2000 and 1999 ...................................   16

Statements of Cash Flows for the Years Ended
   August 31, 2000 and 1999 ...............................................   17

Notes to Financial Statements .............................................   19

November 13, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Sporting Magic, Inc. (formerly
  Advanced Knowledge, Inc.):

We have audited the accompanying balance sheets of Sporting Magic, Inc. (formerly Advanced Knowledge, Inc.) (the "Company") as of August 31, 2000 and 1999 and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2000 and 1999, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber & Hass LLP
Oxnard, California


SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)

BALANCE SHEETS
AUGUST 31, 2000 AND 1999

                                                           2000            1999
                                                       --------        --------
ASSETS

CASH ...........................................       $    -0-        $ 10,859
ACCOUNTS RECEIVABLE ............................                         28,568
VIDEO INVENTORY AND PRODUCTION COSTS ...........                         49,444
PREPAID EXPENSES ...............................                          1,050
                                                       --------        --------
TOTAL ASSETS ...................................       $    -0-        $ 89,921
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

ACCRUED ROYALTIES ..............................       $    -0-          27,874
ACCRUED EXPENSES ...............................                         22,061
ACCRUED INTEREST TO SHAREHOLDER ................                          9,682
NOTE PAYABLE TO SHAREHOLDER ....................                        127,962
                                                       --------        --------
TOTAL LIABILITIES ..............................            -0-         187,579
                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
    25,000,000 shares authorized;
    6,800,000 and 4,000,000 shares
    issued and outstanding at
    August 31, 2000 and 1999,
    respectively ...............................          6,800           4,000
Additional paid-in capital .....................        914,264          99,000
Accumulated deficit ............................       (921,064)       (200,658)
                                                       --------        --------
Total shareholders' deficit ....................            -0-         (97,658)
                                                       --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIT ....................................       $    -0-        $ 89,921
                                                       ========        ========


See accompanying notes to financial statements.


SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                           2000            1999
                                                     ----------      ----------
REVENUES:

Rental income ..................................     $    3,978      $    3,311
Sales ..........................................        133,435         116,581
Other revenues .................................         16,245          54,377
                                                     ----------      ----------
Total revenues .................................        153,658         174,269
                                                     ----------      ----------
COST OF GOODS SOLD .............................         43,430          53,732
                                                     ----------      ----------
GROSS MARGIN ...................................        110,228         120,537
                                                     ----------      ----------
OPERATING EXPENSES:
Selling and marketing ..........................         89,122          44,821
General and administrative .....................         58,580         179,247
Research and development .......................          8,059
Consulting and professional fees ...............        664,868
                                                     ----------      ----------
Total operating expenses .......................        820,629         224,068
                                                     ----------      ----------

LOSS FROM OPERATIONS ...........................       (710,401)       (103,531)

INTEREST EXPENSE ...............................          8,605           9,682
                                                     ----------      ----------
LOSS BEFORE INCOME TAXES .......................       (719,006)       (113,213)

INCOME TAXES ...................................          1,400             800
                                                     ----------      ----------
NET LOSS .......................................     $ (720,406)     $ (114,013)
                                                     ==========      ==========

BASIC LOSS PER SHARE ...........................     $     (.13)     $     (.03)
                                                     ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....      5,447,671       3,602,740
                                                     ==========      ==========


See accompanying notes to financial statements.


SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


                                   COMMON STOCK        ADDITIONAL        SHARE-
                             -----------------------      PAID-IN       HOLDERS'
                                SHARES        AMOUNT      CAPITAL       DEFICIT
                             ---------    ----------   ----------    -----------
BALANCE,
    SEPTEMBER 1, 1998 ...    3,000,000    $    3,000                 $  (86,645)

SALE OF COMMON STOCK ....    1,000,000         1,000   $   99,000

NET LOSS ................                                              (114,013)
                             ---------    ----------   ----------    ----------
BALANCE,
    AUGUST 31, 1999 .....    4,000,000         4,000       99,000      (200,658)

ISSUANCE OF COMMON STOCK
  FOR SERVICES ..........    2,800,000         2,800      617,200

CONTRIBUTION OF CAPITAL
  FROM TRANSFER OF NET
  ASSETS ................                                 198,064

NET LOSS ................                                              (720,406)
                             ---------    ----------   ----------    ----------
BALANCE,
    AUGUST 31, 2000 .....    6,800,000    $    6,800   $  914,264    $ (921,064)
                             =========    ==========   ==========    ==========


See accompanying notes to financial statements.


SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                           2000            1999
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................      $(720,406)      $(114,013)
Adjustments to reconcile net loss to
    net cash used by operating
    activities:
    Amortization ...............................          2,000           7,867
    Stock issued for services ..................        620,000
    Changes in operating assets and
    liabilities:
    Accounts receivable ........................        (26,107)        (21,732)
    Inventories ................................                        (24,026)
    Prepaid expenses ...........................                            950
    Accrued expenses ...........................         57,745          (4,855)
                                                      ---------       ---------
Net cash used by operating activities ..........        (66,768)       (155,809)
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash transferred to Becor ......................         (4,091)
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock ...........................                        100,000
Borrowings from shareholder ....................         60,000          55,750
                                                      ---------       ---------
Net cash provided by financing
  activities ...................................         60,000         155,750
                                                      ---------       ---------
NET DECREASE IN CASH ...........................        (10,859)            (59)

CASH, BEGINNING OF YEAR ........................         10,859          10,918
                                                      ---------       ---------
CASH, END OF YEAR ..............................      $     -0-       $  10,859
                                                      =========       =========


                                                                     (Continued)


SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)

STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                           2000            1999
                                                      ---------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - Cash paid for income taxes          $   1,400       $     800


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

During the year ended August 31, 2000, the Company issued 2,800,000 shares in exchange for services. The 2,000,000 shares issued in January 2000 in connection with a Form S-8 filed with the Securities and Exchange Commission have been valued at their fair market value of $250,000. The 800,000 shares issued in May and July, 2000 are restricted shares and were valued at $370,000, representing a discounted value of the trading price on the date of issuance.

In March 2000, the Company sold all assets and liabilities to Becor Internet, Inc. ("Becor"), a related party through common ownership, for no consideration. The excess of liabilities assumed over assets acquired by Becor was $198,064.

See accompanying notes to financial statements.

SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL INFORMATION - At a special meeting held on June 30, 1998, the shareholders of DMA-Radtech, Inc. ("DMA"), a wholly-owned subsidiary of Electro-Kinetic Systems, Inc. ("EKSI"), approved a plan of merger and reorganization, as set forth in an Agreement and Plan of Merger and Reorganization dated as of June 30, 1998, with Advanced Knowledge, Inc. ("AKIP"). DMA issued 2,700,000 shares of its common stock in exchange for all outstanding shares of Advanced Knowledge, Inc. Concurrent with the agreement, DMA changed its name to Advanced Knowledge, Inc. (the "Company"). DMA, a Delaware corporation, was incorporated under the laws of the State of Delaware in January 1987.

     The merger was accounted for using the "reverse purchase method of accounting, pursuant to which AKIP was treated as the acquiring entity for accounting purposes. The assets, liabilities and shareholders' deficit of AKIP were recorded at their historical values. DMA had no assets or liabilities.

     DMA previously operated as a producer and distributor of radon testing devices. In addition, DMA had maintained a testing facility for matters related to radon. DMA ceased operations in 1995.

     In March 2000, the Company entered into an Acquisition Agreement ("Agreement") whereby it acquired all of the outstanding common shares of Soccer Magic, Inc., a privately-owned Ontario corporation. Concurrent with the transaction, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Internet, Inc. ("Becor"), a corporation controlled by Buddy Young, the majority shareholder of the Company (prior to the transaction). The sale was for no consideration as the excess of liabilities transferred exceeded the assets acquired by $198,064.

     The management of Soccer Magic, Inc. assumed control of the Company and subsequently changed the name of the Company to Sporting Magic, Inc.

     The Agreement required the new management of the Company to raise a minimum of $2.7 million through a private placement of common stock by June 30, 2000. This requirement was extended to October 6, 2000. Upon failure to have met this requirement, the Agreement was rescinded and the Board of Directors and officers of the Company, prior to the Agreement, were reinstated.

     The results of operations of the Company for the year ended August 31, 2000 represents the original business of the Company through March 2000 (when the assets and liabilities were sold to Becor), as if the transaction with Soccer Magic, Inc. had not taken place. The Company was effectively dormant during the period March 2000 through August 31, 2000.

     GOING CONCERN - The Company has experienced significant operating losses since inception. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 3, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

     PERVASIVENESS OF ESTIMATES - The preparation of financia statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONTRIBUTION OF CAPITAL - The contribution of capital totaling $198,064 represents the excess of liabilities assumed over assets acquired by Becor. Based on the common ownership of the Company and Becor, the amount has been accounted for as a contribution of capital.

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes. At August 31, 2000, the Company has available net operating loss carryovers of approximately $275,000 that will expire in various periods through 2020. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization of the asset. The valuation allowance increased from approximately $39,000 to $55,000, representing additional net operating loss carryforwards generated in 2000.

     LOSS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since the result was anti-dilutive.
                                       20

     NEW ACCOUNTING PRONOUNCEMENTS - The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in financial statements; however, the adoption of this statement had no impact on the Company's net loss on shareholders' deficit.

2.   COMMITMENTS AND CONTINGENCIES

     The Company is currently utilizing the office space of Becor for no consideration.

3.   MANAGEMENT PLANS

     The Company is currently a "shell" company with minimal operations. Management is in the process of identifying a potential merger candidate or acquisition of a product line in order to become a going concern.

4.   YEAR 2000 COMPLIANCE (UNAUDITED)

     The Company has evaluated the impact of the Year 2000 date change on its computer systems and has concluded that this change will not have a material impact on its systems.

5.   SUBSEQUENT EVENT (UNAUDITED)

     During October 2000 the Company entered into a line of credit agreement with Buddy Young to provide borrowings up to $2,000 per month through August 31, 2001. Borrowings accrue interest at 8.0% per year and are due in full on September 30, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the October 6, 2000 rescission of the Acquisition Agreement with Soccer Magic, we engaged Farber & Hass, LLP ("Farber & Hass") as our new principal accountants. That change was reported in a Form 8-K which was filed on October 13, 2000. Farber & Hass replaced Grant Thornton, LLP ("Grant Thornton") as our principal accountants. Grant Thornton was Soccer Magic's principal accounting firm and had been engaged as our principal accountants on March 20, 2000 as part of the Acquisition Agreement. When Grant Thornton was appointed as our principal accountants on March 20, 2000, it replaced Farber & Hass.

There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to such firm's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Prior to the filing of the October 13, 2000 report on Form 8-K, Farber & Hass had not been consulted on any of the matters requiring disclosure under Item 304(a)(2) of Regulation S-B. Farber & Hass had been requested to review the October 13, 2000 Form 8-K disclosure and was given the opportunity to furnish a letter addressed to the Commission as required by Regulation S-B. Farber & Hass informed us that was not going to provide such a letter.

Simultaneously, we provided Grant Thornton with a copy of the October 13, 2000 report on Form 8-K and requested that they furnish us with a letter addressed to the Commission stating whether they agree with this disclosure and, if not, stating the respects in which they do not agree. Grant Thornton informed us verbally that it agreed with the disclosure. Subsequently, Grant Thornton provided us with a letter to the Commission and we filed an Amended Report on Form 8-K which was filed on October 19, 2000.

During the period of March 20, 2000 through October 6, 2000 (the "Interim Period"), Grant Thornton neither revised any of our financial statements for the past two years nor did Grant Thornton modify any of the reports as to uncertainty, audit scope, or accounting principles. Also during the Interim Period, Grant Thornton did not issue any audited reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the current Executive Officers and Directors of the Company:

NAME                            AGE                            POSITION
-------------------             ---                   --------------------------

Buddy Young                     65                    President, Chief Financial
                                                      Officer, and Director

L. Stephen Albright             48                    Secretary and Director

Dennis Spiegelman               53                    Director


BUDDY YOUNG served as President, Chief Financial Officer, and a Director of the Company from March 31, 1998 through March 20, 2000. Following the closing of the Acquisition Agreement on March 20, 2000, Mr. Young resigned all of these positions. Upon the October 6, 2000 rescission of the Acquisition Agreement, Mr. Young became the President, Chief Financial Officer and a Director and continues to hold those positions. Since August 1997, Mr. Young has also been engaged in a privately owned merger and acquisition business doing business under the name of Advantage Mergers and Acquisitions. During Mr. Young's career he has served in various executive capacities in the entertainment industry. From 1992 until July 1996, Mr. Young served as President and Chief Executive Officer of Bexy Communications, Inc. ("Bexy"), a publicly held company whose stock traded on the OTC Bulletin Board. Bexy's core business was the production, financing and distribution of television programming. During his tenure at Bexy, Bexy produced and distributed a number of television programs including a two-hour special, "Heartstoppers . . . Horror at the Movies," hosted by George Hamilton, and a 26 episode half-hour television series entitled, "Feelin' Great," hosted by Dynasty's John James. From June 1983 until December 1991, Mr. Young was President, Chief Executive Officer and a Director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. For the past twenty-five years Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

L. STEPHEN ALBRIGHT served as the Secretary and a Director of the Company from September 15, 1998 through March 20, 2000. Following the closing of the Acquisition Agreement on March 20, 2000, Mr. Albright resigned all of these positions. Upon the October 6, 2000 rescission of the Acquisition Agreement, Mr. Albright became the Secretary and a Director and continues to hold those positions. Mr. Albright received his undergraduate degree in Business Administration and Marketing, from West Virginia University in 1975. Following a career in sales, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983, West Virginia in 1984 and Nebraska in 1985. Mr. Albright spent approximately half of his legal career in private practice where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. From November, 1987 through June, 1994, Mr. Albright was in-house counsel and later Vice President, General Counsel and Secretary to CST Entertainment Imaging, Inc., a publicly-held company which was formerly known as Color Systems Technology, Inc. While with CST, Mr. Albright was responsible for all aspects of the company's annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements. Upon returning to private practice in 1994, Mr. Albright continued to assist business clients in various transactions and became involved in employee-employer matters. In the past few years, Mr. Albright also became a successful trial attorney, having won both of his two Los Angeles Superior Court trials.

DENNIS SPIEGELMAN served as a Director of the Company since September 15, 1998 through March 20, 2000. Following the closing of the Acquisition Agreement on March 20, 2000, Mr. Spiegelman resigned all of these positions. Upon the October 6, 2000 rescission of the Acquisition Agreement, Mr. Spiegelman became a Director and continues to hold this position. Mr. Spiegelman is an experienced sales and marketing executive with a successful track record in many aspects of the entertainment industry. He is currently Senior Vice President, Sales and Marketing at Axium Entertainment, a company specializing in providing payroll services to the entertainment industry. Prior to joining Axium, he held similar positions with AP Services, Inc., and IDC Entertainment Services. During his career of more than 25 years, Mr. Spiegelman has held various other senior positions, including Director of Operations at Heritage Entertainment, and President and Director of All American Group, Inc. While at these companies, Mr. Spiegelman was mainly responsible for the sale of feature films to foreign theatrical, video, and television markets. In addition, Mr. Spiegelman has served as Executive Producer of the theatrical motion picture entitled, "Nobody's Perfect," and is a past president of Financial, Administrative, and Management Executives in Entertainment, a 50-year-old networking organization for entertainment industry executives.

Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any Director or Executive Officer of the Company and any other Director or Executive Officer of the Company. Directors of the Company hold office until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Sporting Magic equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons during, and with respect to, our fiscal year ended October 31, 2000, and on a review of written representations from reporting persons that no other reports were required to be filed for that fiscal year, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner. However, as a result of the rescission of the Acquisition Agreement (discussed above), we reverted to our original fiscal year end of August 31, 2000. Neither Buddy Young, Stephen Albright nor Dennis Spiegelman had filed a Form 5 in accordance with the August 31 year end. It was not until October 6, 2000, the date of rescission, that they once again became officers and directors of Sporting Magic. Further, it was not until October 19, 2000, that we filed a Form 8-K changing our fiscal year end back to August 31. All Form 5's for Messrs. Young, Albright and Spiegelman were filed on November 3, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

As a result of our current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2000. Sporting Magic intends to pay salaries when cash flow permits. No officer of director received stock options or other non-cash compensation during the fiscal year ended August 31, 2000. Sporting Magic currently has no employment agreement with any officer of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding classes of as of November 30, 2000, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company's Directors and Named Executive Officers (as defined in Part I, Item 6) and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated below, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                         NUMBER OF
NAME AND ADDRESS                         COMMON SHARES(2)             PERCENTAGE
OF BENEFICIAL OWNER(1)                   BENEFICIALLY OWNED           OWNED
----------------------                   ------------------           ----------

Buddy Young                              2,800,647                    41.18%

L. Stephen Albright                         10,000                     0.14%

Dennis Spiegelman                           10,000                     0.14%

All officers and
directors as a group (3 persons)         2,820,647                    41.48%
-----------------------
(1) Unless otherwise indicated, the address of each stockholder is 17337 Ventura Blvd., #224, Encino, CA 91316.
(2) All shares are held directly. No options, warrants or other stock rights have been issued to the officers or directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 18, 1998, when we were known as Advanced Knowledge, we entered into a lending arrangement with Buddy Young, pursuant to which Mr. Young could, at his discretion, advance up to $300,000 to the company for operating expenses and production of training videos. At the time, the Company agreed to repay such funds, together with interest thereon accruing at a rate of 8% per annum, in accordance with the terms of a secured promissory note (the "Note"). Obligations under the Note are collateralized under a related Security Agreement by all of the Company's right, title and interest in and to its video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. On March 24, 1999, the term of the Note was extended from December 31, 1999 to December 31, 2001. On that date, the Company is to pay Mr. Young any unpaid principal and accrued interest. As of August 31, 1999, the total amounts of principal and interest owed to Mr. Young under the Note and Security Agreement were $127,962 and $9,682, respectively.

As indicated above, on March 20, 2000, following the Soccer Magic acquisition, the Company sold all of the assets and liabilities related to its workforce training video business to Becor. These are the same assets which were pledged to Mr. Young as security for the Note. Becor is a corporation controlled by Mr. Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The sale was made pursuant to an Asset Sale Agreement dated as of March 16, 2000, which was unanimously approved by the disinterested directors of the Company. The assets transferred included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 20, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 20, 2000. According to the unaudited balance sheet of the Company as of March 20,

2000, the Company had total assets of $117,848 and total liabilities of $300,983 at that date. The total liabilities as of such date included approximately $204,995 of principal and interest owed to Mr. Young under the Note.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.
The following documents are included or incorporated by reference as exhibits to this report:

  EXHIBIT
    NO.                             DOCUMENT DESCRIPTION
----------     -----------------------------------------------------------------

(2)            PLAN OF PURCHASE, SALE, REORGANIZATION,
               ARRANGEMENT, LIQUIDATION OR SUCCESSION

      2.1 Agreement and Plan of Merger and Reorganization between DMAR and AKIP, dated as of June 10, 1998(1)

(3)            ARTICLES OF INCORPORATION AND BY-LAWS
     3.1       Certificate of Incorporation(1)
     3.2       Certificate of Amendment dated March 11, 1987 (2)
     3.3       Certificate of Amendment dated September 18, 1990 (2)
     3.4       Certificate of Amendment dated August 5, 1998(1)
     3.5       Certificate of Merger of AKIP into DMAR(1)
     3.6       By-laws(1)
     3.7       Certificate of Amendment dated June 2, 2000

(4)            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
     4.1       Facsimile of specimen common stock certificate (2)

(10)           MATERIAL CONTRACTS
     10.1 Production Agreement, dated January 5, 1998, between AKIP and The Hathaway Group(1)
     10.2 Distribution Agreement, dated February 1, 1998, between AKIP and AIMS Multimedia, dated February 1, 1998(1)
     10.3 Secured Promissory Note, dated August 18, 1998, made by Advanced Knowledge in favor of Buddy Young(3)

     10.4 Security Agreement, dated August 18, 1998, between Advanced Knowledge and Buddy Young(3)
     10.5 Extension of the Note, dated March 24, 1999, between Advanced Knowledge and Buddy Young(3)

(27)           FINANCIAL DATA SCHEDULE
     27.1      Financial Data Schedule

--------------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on January 7, 1999.
(2) Previously filed as an exhibit to our annual report on Form 10-K, which was filed on October 21, 1999.
(3) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, which was filed on April 14, 1999.

(b) REPORTS ON FORM 8-K

Sporting Magic filed five (5) reports on Form 8-K during the fiscal year ended August 31, 2000. While our name was Advanced Knowledge, we filed a report on Form 8-K on April 4, 2000 and an amended report on Form 8-K/A on June 5, 2000. In addition, after we changed our name to Sporting Magic, we filed a report on Form 8-K on July 7, 2000, another report on Form 8-K on October 13, 2000 and an amended report on Form 8-K/A on October 19, 2000 amending the October 13, 2000 Form 8-K. All of these reports are incorporated herein by this reference.

APRIL 4, 2000 FORM 8-K. This report disclosed the impact and effect of the close of March 20, 2000 Acquisition Agreement between Soccer Magic and the company. Items reported included, "Changes In Control Of Registrant", "Acquisition or Disposition of Assets", "Change in Registrant's Certifying Accountants" and "Change in Fiscal Year," all of which were the result of the Acquisition Agreement.

JUNE 5, 2000 FORM 8-K. This amended report disclosed the consolidated financial statements of Soccer Magic and the company following the March 20, 2000 close of the Acquisition Agreement.

JULY 7, 2000 FORM 8-K. This report disclosed the waiver of the June 30, 2000 "Private Placement Deadline" contained in the Acquisition Agreement to September 29, 2000. The "Private Placement Deadline" was the agreed upon date by which Soccer Magic would raise $2.7 million in capital.

OCTOBER 13, 2000 FORM 8-K. This report disclosed that the Acquisition Agreement was terminated on October 6, 2000 and the change in ownership, control, disposition of assets and change in certifying accountants that resulted from that rescission.

OCTOBER 19, 2000 FORM 8-K. This report is an amendment to the October 13, 2000 Form 8-K. This form disclosed the change of the company's fiscal year end and included a letter to the Commission from the company's former accountants, Grant Thornton, LLP, confirming that they did not disagree with the content of the report on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2000                ADVANCED KNOWLEDGE, INC.
      -----------------
                                 By:   /S/ BUDDY YOUNG
                                       ---------------
                                       Buddy Young,
                                       President, Chief Executive Officer and
                                       Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: November 20, 2000                /S/ BUDDY YOUNG
                                       ---------------
                                       Buddy Young,
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director (Principal
                                       Executive, Financial and Accounting
                                       Officer)

Date: November 20, 2000                /S/ L. STEPHEN ALBRIGHT
                                       -----------------------
                                       L. Stephen Albright,
                                       Secretary and Director

Date: November 20, 2000                /S/ DENNIS SPIEGELMAN
                                       ---------------------
                                       Dennis Spiegelman,
                                       Director