Form 10KSB/A
period 2000-08-31
SPORTING MAGIC INC
filed 2000-11-29
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSBA
                        (Amended as of November 29, 2000)

                                   (Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER: 0-25247

                              SPORTING MAGIC, INC.
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                       95 -4675095
--------------------------------                     -----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)

17337 VENTURA BOULEVARD, SUITE 224, ENCINO, CALIFORNIA               91316
-------------------------------------------------------         ----------------
      (Address of principal executive offices)                    (Zip Code)

Issuer's Telephone Number:    (818) 784-0040

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There are no substantive or material changes to the Company's Form 10-KSB filed on Monday, November 20, 2000.

The purpose of this amendment to the November 20, 2000 Form 10-KSB is to correct the signature page.

Page 29 of the November 20, 2000 Form 10-KSB errantly listed the signatory company as "Advanced Knowledge, Inc." which was the Company's former name. It should have read "Sporting Magic, Inc.", which is the Company's correct new name.

The corrected signature page is the only other page included with this amendment. Other than correcting the name of the Company, no other changes have been made.





             (The text of pages 2 though 28 from the Company's Form
              10-KSB filed with the Commission on November 20, 2000
               remain unchanged and are available in that filing)








                   (balance of page intentionally left blank)



                       (The next page is numbered page 29
            in order to remain consistent with the original filing)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2000           SPORTING MAGIC, INC.

                                  By: /s/ Buddy Young
                                  ----------------------------------------------
                                  Buddy Young President, Chief Executive
                                  Officer and Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: November 29, 2000           /s/ Buddy Young
                                  ----------------------------------------------
                                  Buddy Young,
                                  President, Chief Executive Officer, Chief
                                  Financial Officer and Director (Principal
                                  Executive, Financial and Accounting Officer)

Date: November 29, 2000           /s/ L. Stephen Albright
                                  ----------------------------------------------
                                  L. Stephen Albright,
                                  Secretary and  Director

Date: November 29, 2000           /s/ Dennis Spiegelman
                                  ----------------------------------------------
                                  Dennis Spiegelman,
                                  Director