Form 10QSB
period 2001-02-28
SPORTING MAGIC INC
filed 2001-04-02
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

     The Registrant has 6,800,000 shares of common stock, par value $.001 per share, issued and outstanding as of February 28, 2001.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I    FINANCIAL INFORMATION
                                                                            PAGE

Item 1.   Financial Statements ............................................... 3
          Balance Sheet (unaudited) .......................................... 3
          Statement of Operations (unaudited) ................................ 4
          Statement of Cash Flows (unaudited) ................................ 5
          Notes to Financial Statements ...................................... 6

Item 2.   Management's Discussion and Analysis or Plan of Operation .......... 7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .................................................. 9
Item 2.   Changes in Securities and Use of Proceeds .......................... 9
Item 3.   Defaults upon Senior Securities  ................................... 9
Item 4.   Submission of Matters to a Vote of Security Holders ................ 9
Item 6.   Exhibits and Reports on Form 8-K ................................... 9

Signatures ...................................................................10

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

PART I    FINANCIAL INFORMATION

SPORTING MAGIC, INC.

BALANCE SHEETS
- --------------------------------------------------------------------------------
                                                  February 28,
                                                         2001         August 31,
                                                   (UNAUDITED)             2000
                                                    ---------         ---------

ASSETS - CASH ...................................   $     291         $     -0-
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued expenses ................................       7,645
Note payable to shareholder .....................       6,000
                                                    ---------         ---------
Total liabilities ...............................      13,645               -0-
                                                    ---------         ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
     25,000,000 shares authorized, 6,800,000
     shares issued and outstanding ..............       6,800             6,800
Additional paid-in capital ......................     914,264           914,264
Accumulated deficit .............................    (934,418)         (921,064)
                                                    ---------         ---------
Total shareholders' deficit .....................     (13,354)              -0-
                                                    ---------         ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT ...........................   $     291         $     -0-
                                                    =========         =========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX-MONTH PERIODS ENDED
FEBRUARY 28, 2001 AND 2000 (UNAUDITED)
- --------------------------------------------------------------------------------
                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                    2001         2000         2001         2000
                               ---------    ---------    ---------    ---------

REVENUES ...................                $  70,433                 $ 137,122
                               ---------                 ---------

COST OF REVENUES ...........                   27,976                    53,773
                               ---------    ---------    ---------    ---------

GROSS PROFIT ...............                   42,457                    83,349
                               ---------    ---------    ---------    ---------

EXPENSES:
Selling and marketing ......                   32,177                    81,789
General and administrative .   $     850       18,218    $   3,169       35,207
Professional fees ..........       2,500      127,339       10,135      167,879
Interest expense ...........                    3,693                     7,352
                               ---------    ---------    ---------    ---------
Total expenses .............       3,350      182,426        3,304      292,226
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...      (3,350)    (138,969)     (13,304)    (208,877)

INCOME TAXES ...............                                    50        1,600
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $  (3,350)   $(138,969)   $ (13,354)   $(210,477)
                               =========    =========    =========    =========


BASIC LOSS PER SHARE .......   $   (0.00)   $   (0.03)   $   (0.00)   $   (0.05)
                               =========    =========    =========    =========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.


STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                             2001          2000
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (13,354)    $(210,477)
Adjustments to reconcile net loss
     to net cash used by operating activities:
          Amortization .............................                        213
          Issuance of stock for services ...........                    125,000
          Changes in operating assets and
             liabilities:
          Accounts receivable ......................                    (26,855)
          Inventory ................................                      1,787
          Accrued expenses .........................        7,645        53,404
                                                        ---------     ---------
Net cash used by operating activities ..............       (5,709)      (56,928)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES - Net
          borrowings from shareholder ..............        6,000        60,000
                                                         ---------    ---------

NET INCREASE IN CASH ...............................          291         3,072

CASH, BEGINNING OF PERIOD ..........................          -0-        10,859
                                                        ---------     ---------

CASH, END OF PERIOD ................................    $     291     $  13,931
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION - Cash paid for income taxes ......    $      50     $   1,600


See accompanying notes to financial statements.

SPORTING MAGIC, INC.

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2001, are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the company's report on Form 10K-SB for the year ended August 31, 2000.

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

RESULTS OF OPERATIONS

     The following is a limited discussion of the results of operations for the three months ended February 28, 2001. A comparison of the results of operations for the 2001 fiscal quarter are not directly comparable to results for the prior year period, because on March 23, 2000, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Communications, Inc. ("Becor"). The limited results of operations for the three months ended February 28, 2001 are described below, but no comparison has been made of the results of operations for that period to those for the prior year's quarter because such a comparison would not be meaningful under the circumstances. The March 23, 2000 sale of the assets was part of an overall transaction pursuant to which we acquired Soccer Magic, Inc. in a stock exchange transaction. However, when Soccer Magic, Inc. was unable to fulfill certain post acquisition obligations, we rescinded the exchange of shares with Soccer Magic, Inc. and returned all its assets and liabilities to it. The sale of our assets to Becor was and is not subject to rescission.

THREE MONTHS ENDED FEBRUARY 28, 2001

     During the quarter ended February 28, 2001, our operations were dormant. We did not engage in any income or revenue producing activity. Since October 6, 2000, the effective date of the Soccer Magic, Inc. Acquisition Agreement rescission, we have searched for possible business acquisitions and other business opportunities. We plan to continue with that search. During the quarter, we did not identify any likely candidates for such a transaction.

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

     However, during the quarter ended February 28, 2001, we incurred general and administrative expenses totaling $850 representing primarily stock transfer agent fees. Consulting and professional fees totaled $2,500. These expenses were mainly comprised of accounting and auditing fees.

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

LIQUIDITY

     At February 28, 2001, the Company had no working capital. It is currently solely dependent on its president and principal shareholder, Buddy Young, to finance its limited operations. In accordance with a promissory note between the Company and Mr. Young, he has agreed to loan us up to $2,000 per month through August 31, 2001. Under the terms of the note, funds advanced to us by Mr. Young will accrue interest at the rate of eight percent (8%) per annum. The note is due and payable on September 30, 2001. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

PART II   OTHER INFORMATION

     None

ITEM 1.   LEGAL PROCEEDINGS

     Sporting Magic Inc. is not a party to any material legal proceedings.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders during the quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           SPORTING MAGIC INC.
                                           (Registrant)

Date: March 29, 2001                       /S/ BUDDY YOUNG
                                           -----------------------------------
                                           Buddy Young, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

Date: March 29, 2001                       /S/ BUDDY YOUNG
                                           -----------------------------------
                                           Buddy Young, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)