Form 10QSB
period 2001-05-31
SPORTING MAGIC INC
filed 2001-07-11
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

     The Registrant has 6,800,000 shares of common stock, par value $.001 per share, issued and outstanding as of May 31, 2001.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I    FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements ..............................................3
          Balance Sheets (unaudited) ........................................4
          Statements of Operations (unaudited) ..............................5
          Statements of Cash Flows (unaudited) ..............................6
          Notes to Financial Statements .....................................7

Item 2.   Management's  Discussion  and  Analysis or Plan of  Operation .....8


PART II   OTHER INFORMATION

Item 1.   Legal  Proceedings ...............................................10
Item 2.   Changes in Securities and Use of Proceeds ........................10
Item 3.   Defaults upon Senior Securities 1 ................................10
Item 4.   Submission of Matters to a Vote of Security Holders ..............10
Item 5.   Other Information ................................................10
Item 6.   Exhibits and Reports on Form 8-K .................................10

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

     For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Factors that may affect ou results include, but are not limited to, whether we will be able to identify, in a timely manner, appropriate acquisition or merger candidates, negotiate satisfactory terms for an acquisition or merger, satisfy any regulatory, business, financing or other requirements and address other types of contingencies that may arise in connection with such an acquisition or merger.

PART I    FINANCIAL INFORMATION


               (Financial Statements Commence on Following Page)


                   (Balance of Page Intentionally Left Blank)

SPORTING MAGIC, INC.


BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     May 31,
                                                      2001           August 31,
                                                   (UNAUDITED)          2000
                                                    ---------           ----


ASSETS - CASH ...................................   $     378         $    -0-
                                                    =========         ========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued expenses ................................       8,245
Note payable to shareholder .....................      12,500
                                                    ---------         --------
Total liabilities ...............................      20,745              -0-
                                                    ---------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
  25,000,000 shares authorized, 6,800,000
  shares issued and outstanding .................       6,800            6,800
Additional paid-in capital ......................     914,264          914,264
Accumulated deficit .............................    (941,431)        (921,064)
                                                    ---------         --------
Total shareholders' deficit .....................     (20,367)
                                                    ---------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .....   $     378         $    -0-
                                                    =========         ========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE-MONTH PERIODS ENDED
MAY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                  ------------------        -----------------
                                    2001         2000         2001         2000
                               ---------    ---------    ---------    ---------


REVENUES ...................                $  35,596                 $ 172,718

COST OF REVENUES ...........                    8,053                    61,826
                               ---------    ---------    ---------    ---------

GROSS PROFIT ...............                   27,543                   110,892
                               ---------    ---------    ---------    ---------

EXPENSES:
Selling and marketing ......                   21,883                   103,672
General and administrative .   $   2,413       27,061    $   5,582      230,147
Professional fees ..........       4,000                    14,135      116,827
Interest expense ...........         600          900          600        8,252
                               ---------    ---------    ---------    ---------
Total expenses .............       7,013       49,844       20,317      458,898
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...      (7,013)     (22,301)     (20,317)    (348,006)

INCOME TAXES ...............                      800           50        2,400
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $  (7,013)   $ (23,101)   $ (20,367)   $(350,406)
                               =========    =========    =========    =========

BASIC LOSS PER SHARE .......   $   (0.00)   $   (0.01)   $   (0.00)   $   (0.09)
                               =========    =========    =========    =========



See accompanying notes to financial statements.

-----------------------------------------------------------------------

SPORTING MAGIC, INC.


STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           2001          2000
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (20,367)    $(350,406)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation ..................................                        213
     Issuance of stock for services ................                    250,000
     Changes in operating assets and
         liabilities:
         Accounts receivable .......................                     28,568
         Video inventory and production costs ......                     49,444
         Security deposits .........................                      1,050
     Accounts payable and accrued expenses .........        8,245       (59,617)
                                                        ---------     ---------
Net cash used by operating activities ..............      (12,122)      (80,748)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES - Net
    borrowings from shareholder ....................       12,500        69,889
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH ....................          378       (10,859)

CASH, BEGINNING OF PERIOD ..........................          -0-        10,859
                                                        ---------     ---------

CASH, END OF PERIOD ................................    $     378     $     -0-
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for income taxes .........    $      50     $   1,600



See accompanying notes to financial statements.

SPORTING MAGIC, INC.


NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S- B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2001, are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended August 31, 2000.

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


-----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

     The following is a limited discussion of the results of operations for the three months ended May 31, 2001. A comparison of the results of operations for the 2001 fiscal quarter are not directly comparable to results for the prior year period, because on March 23, 2000, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Communications, Inc. ("Becor"). The limited results of operations for the three months ended May 31, 2001 are described below, but no comparison has been made of the results of operations for that period to those for the prior year=s quarter because such a comparison would not be meaningful under the circumstances. The March 23, 2000 sale of the assets was part of an overall transaction pursuant to which we acquired Soccer Magic, Inc. in a stock exchange transaction. However, when Soccer Magic, Inc. was unable to fulfill certain post acquisition obligations, we rescinded the exchange of shares with Soccer Magic, Inc. and returned all its assets and liabilities to it. The sale of our assets to Becor was and is not subject to rescission.

THREE MONTHS ENDED MAY 31, 2001

     During the quarter ended May 31, 2001, our operations were dormant. We did not engage in any income or revenue producing activity. Since October 6, 2000, the effective date of the Soccer Magic, Inc. Acquisition Agreement rescission, we have searched for possible business acquisitions and other business opportunities. We plan to continue with that search. During the quarter, we did not identify any likely candidates for such a transaction.

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

     However, during the quarter ended May 31, 2001, we incurred general and administrative expenses totaling $2,413 representing primarily stock transfer agent fees. Consulting and professional fees totaled $4,000. These expenses were mainly comprised of accounting and auditing fees.

     Our current plan of operation is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value.

DISCONTINUED OPERATIONS

ADVANCED KNOWLEDGE -

     As indicated above, on March 23, 2000, following the Soccer Magic acquisition, we sold all of our assets and liabilities related to its workforce training video business to Becor, which is a corporation controlled by Buddy Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The assets transferred included all rights to the AAdvanced Knowledge@ name; the advancedknowledge.com web site; four workforce-training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 23, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 23, 2000.

     During the period of March 20, 2000 through August 31, 2000 and continuing through October 6, 2000, we operated Soccer Magic=s business, which business consisted of designing, constructing, owning and operating multi-recreational and family oriented facilities, with soccer as their primary venue. However, on October 6, 2000, the Acquisition Agreement was rescinded and Soccer Magic, including all of its business operations was severed from the company and we discontinued operating Soccer Magic=s business. Since the rescission, we commenced operating as a shell corporation without any business operations.

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

LIQUIDITY

     At May 31, 2001, the Company had no working capital. It is currently solely dependent on its president and principal shareholder, Buddy Young, to finance its limited operations. In accordance with a promissory note between the Company and Mr. Young, he has agreed to loan us up to $2,000 per month through August 31, 2001. Under the terms of the note, funds advanced to us by Mr. Young will accrue interest at the rate of eight percent (8%) per annum. The note is due and payable on September 30, 2001. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

PART II  OTHER INFORMATION

         None

ITEM 1.  LEGAL PROCEEDINGS

         Sporting Magic Inc. is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders during the quarter ended May 31, 2001.

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(A)

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 SPORTING MAGIC INC.
                                 (Registrant)

Date: July 6, 2001               /S/ BUDDY YOUNG
                                 -------------------------------------
                                 Buddy Young, President and Chief Executive
                                 Officer (Principal Executive Officer)


Date: July 6, 2001               /S/ BUDDY YOUNG
                                 ------------------------------------
                                 Buddy Young, Chief Financial Officer (Principal
                                 Financial and Accounting Officer)