Form 10KSB
period 2001-08-31
SPORTING MAGIC INC
filed 2001-10-09
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 31, 2001

[ ]      Transition   Report  under   Section  13  or  15(d)  of the  Securities
         Exchange  Act of 1934 For the  transition  period from  ___________  to
         ___________

                         COMMISSION FILE NUMBER: 0-25247

                              SPORTING MAGIC, INC.
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                      95 -4675095
--------------------------------                --------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

17337 VENTURA BOULEVARD, SUITE 224, ENCINO, CALIFORNIA            91316
------------------------------------------------------      --------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's Telephone Number:    (818) 784-0040

Securities to be registered under Section 12(b) of the Act:   NONE

Title of each class to be registered:        Name of each exchange on which each
                  NONE                       is to be registered:    NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                    -----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues from operations during the fiscal year ended August 31, 2001.

Based on the average of the closing bid and asked prices of the issuer's common stock on October 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $68,495

As of October 8, 2001, the issuer had 763,952 shares of common stock outstanding.

 Documents incorporated by reference: (i) Form 10-SB Registration Statement filed on January 7, 1999, Part III; (ii) Amendment No. 2 to the Registration Statement, filed on April 14, 1999, Part III; (iii) Form 10-K, filed on October 21, 1999, Part III; (iv) Form S-8 filed on July 13, 2001; and Information/ Proxy Statement Form DEF 14A filed on May 30, 2001.

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

Factors that may affect Sporting Magic's results include, but are not limited to, whether Sporting Magic will be able to close its acquisition of China Xin Network (Canada) Inc., as detailed in section Part 1, Item 1(f) Description of Business, and satisfy any regulatory, business, financing or other requirements and address other types of contingencies that may arise in connection with the acquisition.

                                    CONTENTS

PART I                                                                     PAGE
     Item 1.    Description of Business ......................................4
     Item 2.    Description of Property.......................................6
     Item 3.    Legal Proceedings.............................................6
     Item 4.    Submission of Matters to a Vote of
                  Security Holders............................................6

PART II

     Item 5.    Market for Common Equity and Related
                  Stockholder Matters ........................................7
     Item 6.    Management's Discussion and Analysis..........................8
     Item 7.    Financial Statements ........................................12
     Item 8.    Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................23

PART III

     Item 9.    Directors, Executive Officers, Promoters and
                Control Persons: Compliance with Section 16(a)
                  of the Exchange Act .......................................23
     Item 10.   Executive Compensation.......................................25
     Item 11.   Security Ownership of Certain Beneficial
                  Owners and Management......................................25
     Item 12.   Certain Relationships and Related Transactions...............26
     Item 13.   Exhibits and Reports on Form 8-K ............................27

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

(e) Rescission of Acquisition Agreement with Soccer Magic. The Acquisition Agreement required that Soccer Magic raise $2.7 million to be used for working capital through the sale of common stock on or before June 30, 2000. Soccer Magic was unable to raise the $2.7 million by June 30, 2000. Soccer Magic then asked for a waiver of the June 30, 2000 deadline through September 29, 2000, which was granted. Soccer Magic was unable to raise the $2.7 million by September 29, 2000 and sought another waiver to October 6, 2000. This waiver was also given. However, Soccer Magic was unable to raise the $2.7 million and on October 6, 2000, the Acquisition Agreement was rescinded. The representative for our shareholders gave notice of the rescission to Soccer Magic. Upon the delivery of that notice, our Board of Directors and officers reverted back to the pre-acquisition state as provided by the Acquisition Agreement. A complete and further description of the rescission may be found in our Form 8-K filed with the Commission on October 12, 2000, which is incorporated herein by this reference and the Amended Form 8-K filed with the Commission on October 19, 2000 which is incorporated herein by this reference.

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

On July 2, 2001 we affected a 1 for 12 reverse stock split. From this point, all common share and per share amounts in this document have been adjusted to reflect this 1 for 12 reverse stock split.

(f) Post Rescission Business. As a result of the acquisition and the subsequent rescission of the Soccer Magic acquisition, we are currently without any material assets. Consequently, we are a "shell" company with minimal operations. Our business plan is to attempt to identify and complete an acquisition, merger or other transaction that will enhance shareholder value.

To that end, on August 17, 2001 we signed a Letter of Intent with China Xin Network (Canada) Inc., a federally chartered Canadian corporation. Under the terms of the agreement we will acquire 100% of all the outstanding shares of China Xin Network (Canada) Inc. ("CXNC"), a privately held global provider of financial, economic and business information on the People's Republic of China.

Sporting Magic Inc. will issue 14,418,283 shares of its common stock from its treasury for all the outstanding shares of CXNC. The acquisition is anticipated to close by the end of October 2001. As CXNC must meet certain conditions prior to closing, there can be no assurance that the acquisition will be completed. If the acquisition is not completed, management will continue to seek to identify other opportunities to increase shareholder value.

If the acquisition of CXNC is completed CXNC will become a wholly owned subsidiary of Sporting Magic. Following the closing of the acquisition, the Company will change its name to better reflect the global scope of its new business, and the current directors and officers of Sporting Magic will resign, and new directors and officers selected by CXNC will be appointed.

CXNC had announced in May 2001 that it had obtained the exclusive rights to commercialize the English, French and Spanish version of the China Economic Information Network, China's most reliable source of financial and economic information.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is located at 17337 Ventura Boulevard, Suite 224, Encino, CA 91316. Under the terms of a consulting agreement with the Company's President and Chief Executive Officer, Buddy Young, the office space is currently provided at no additional cost to the Company. We anticipate that this space will be adequate for our limited operations through fiscal 2002. We plan to continue to make use of office space provided by Mr. Young for so long as he permits or until such time as we generate funds sufficient to pay rent.

ITEM 3.  LEGAL PROCEEDINGS          NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May 2001, we requested the written consent of our stockholders, without holding a meeting, to authorize the 1 for 12 reverse stock split The reverse stock split was approved on June 21, 2001 and became effective on July 2, 2001. Of the issued and outstanding shares of common stock entitled to vote, 84% voted in favor of the reverse stock split

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information - Until August 20, 1999, there was no public trading market for our stock. On that day our common stock was cleared for trading on the OTC Bulletin Board system under the symbol AVKN. Following our name change in June, 2000, the symbol was changed to SPGM. Following the 1 for 12 reverse stock split on July 2, 2001, the symbol was changed to SPMA. Since August 20, 1999, there has been a very limited market for the trading of our common stock. The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

QUARTER                             HIGH                             LOW
------------------                 ------                          ------

Fiscal 2000

November 30, 1999*                 $ 1.50                          $ 1.50
February 29, 2000*                 $24.00                          $15.00
May 31, 2000*                      $24.00                          $ 8.25
August 31, 2000*                   $17.25                          $ 8.25

Fiscal 2001
November 30, 2000*                 $ 0.54                          $ 0.54
February 28, 2001*                 $ 0.60                          $ 0.48
May 31, 2001*                      $ 1.80                          $ 1.80
August 31, 2001                    $ 0.61                          $ 0.61


October 3, 2001                    $ 0.30                          $ 0.30

*These share prices have been adjusted to reflect the 1 for 12 reverse stock split on July 2, 2001. As a result, these prices may not accurately reflect the true value of the shares on these dates.

Holders - The approximate number of holders of record of common stock as of August 31, 2001 was 894.

Dividends - Holders of common stock are entitled to receive such dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities - None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION PLAN OF OPERATION

As a "shell" company, we currently have no revenues from operations. Our business plan is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. Our President and Chairman is investigating potential business opportunities, as authorized by the Board of Directors. As detailed earlier, see Part I, Item 1(f), "Description of Business." on August 17, 2001 we signed a Letter of Intent to acquire all the outstanding shares of China Xin Network (Canada) Inc., a privately held global provider of financial, economic and business information on the People's Republic of China. The acquisition is anticipated to close by the end of October 2001. As CXNC must meet certain conditions prior to closing, there can be no assurance that the acquisition will be completed. If the acquisition is not completed, management will continue to seek to identify other opportunities to increase shareholder value.

RESULTS OF OPERATIONS

The following is a limited discussion of the results of operations for the three months ended August 31, 2001, and of results of operations for the fiscal year ended August 31, 2001, compared to those for the fiscal year ended August 31, 2000. A comparison of the results of operations for the 2001 fiscal year are not directly comparable to results for the prior year, because of the acquisition of Soccer Magic in March, 2000, the sale of substantially all of the Company's net operating assets effective March 23, 2000, and the subsequent rescission of the Acquisition Agreement with Soccer Magic on October 6, 2000. The limited results of operations for the three months ended August 31, 2001 are described below, but no comparison has been made of the results of operations for that period to those for the prior year period because such a comparison would not be meaningful under the circumstances.

THREE MONTHS ENDED AUGUST 31, 2001

During the quarter ended August 31, 2001, our operations were dormant, except for the issuance of 175,000 shares of the Company's common stock in exchange for consulting services valued at $26,250. We did not engage in any income or revenue producing activity. During the quarter, we continued our search for possible business acquisitions and other business opportunities. As detailed earlier, see Part I, Item 1(f), "Description of Business." on August 17, 2001 we signed a Letter of Intent to acquire all the outstanding shares of China Xin Network (Canada) Inc., a privately held global provider of financial, economic and business information on the People's Republic of China.

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO AUGUST 31, 2000

On March 23, 2000, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Communications, Inc. ("Becor"). Consequently, for the quarter ended August 31, 2001, we were effectively dormant and did not engage in any ongoing business activities. Without the workforce training video business or any other business during the quarter, any comparison between the two quarters would be futile and meaningless. Accordingly, no such comparison is being made.

FISCAL 2001 COMPARED TO FISCAL 2000

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

During fiscal 2001, we incurred general and administrative expenses, including consulting and professional fees of $48,202. These expenses were mainly comprised of consultant fees paid through the issuance of 175,000 shares of the Company's common stock to certain officers and directors, as well as to unrelated third parties for assistance in identifying business opportunities.
Operating expenses for the year ended 2000 included the issuance of 233,733 shares of the Company's common stock to unrelated individuals for assistance in identifying business opportunities. As of August 31, 2001, we have no assets, compared to no assets on August 31, 2001 and our overall loss from operations decreased from ($716,780) to (48,202), primarily due to the decrease in consulting fees identified above. The basic loss per share for 2001 is ($0.10) compared to ($1.60) per share in 2000.

Our current plan of operation is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value, see Part I, Item 1(f), "Description of Business." on August 17, 2001 we signed a Letter of Intent to acquire all the outstanding shares of China Xin Network (Canada) Inc., a privately held global provider of financial, economic and business information on the People's Republic of China.

DISCONTINUED OPERATIONS

Advanced Knowledge

As indicated above, on March 23, 2000, following the Soccer Magic acquisition, we sold all of our assets and liabilities related to its workforce training video business to Becor.

Becor is a corporation controlled by Buddy Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The sale was made pursuant to an Asset Sale Agreement dated as of March 16, 2000, which was unanimously approved by the disinterested directors of the Company. The assets transferred included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 23, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 23, 2000. According to the unaudited balance sheet of the Company as of March 23, 2000, the Company had total assets of approximately$107,000 and total liabilities of $311,000 at that date. The total liabilities as of such date included approximately $206,000 of principal and interest owed to Mr. Young under a secured promissory note.

During fiscal 2000, our business consisted of the production, sale, distribution and marketing of workforce training videos, and the operation of Soccer Magic's business, see below. Revenues for fiscal 2000 totaled approximately $153,658. During fiscal 2000, we financed our operations with cash flow from sales, and with borrowings from our president and principal stockholder.

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

However, on October 6, 2000, the Acquisition Agreement was rescinded and Soccer Magic, including all of its business operations was severed from the company, and we discontinued operating Soccer Magic's business. Rather, since the rescission, we commenced operating as a shell corporation without any business operations.

From March 20, 2000 through October 6, 2000, the business, operations, assets and liabilities of the Company consisted entirely of those of Soccer Magic. However, since the October 6, 2000 rescission, the Company was left without any material assets or liabilities.

CONTINUED OPERATIONS

Without any operating business or material assets, we anticipate that the Company will continue to operate as a shell corporation until such time as management identifies and completes an acquisition of, or merger with an operating company. As detailed earlier, see Part I, Item 1(f), "Description of Business." on August 17, 2001 we signed a Letter of Intent to acquire all the outstanding shares of China Xin Network (Canada) Inc., a privately held global provider of financial, economic and business information on the People's Republic of China. As CXNC must meet certain conditions prior to closing, there can be no assurance that the acquisition will be completed.

We anticipate that the Company will incur expenses of approximately $2,000 per month while operating as a shell corporation.

LIQUIDITY

At August 31, 2001, the Company had no working capital. It is currently solely dependent on its president and principal shareholder Buddy Young, to finance its limited operations. In accordance with a promissory note between the Company and Mr. Young, he has agreed to loan us up to $3,000 per month through August 31, 2002. Under the terms of the note, funds advanced to us by Mr. Young will accrue interest at the rate of eight percent (8%) per annum. The note is due and payable on September 30, 2002. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

ITEM 7.  FINANCIAL STATEMENTS




                              SPORTING MAGIC, INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            AUGUST 31, 2001 AND 2000
                        AND INDEPENDENT AUDITORS' REPORT





--------------------------------------------------------------------------------

                              SPORTING MAGIC, INC.
                       (FORMERLY ADVANCED KNOWLEDGE, INC.)


                                TABLE OF CONTENTS


                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                             14


FINANCIAL STATEMENTS:

Balance Sheets,
    August 31, 2001 and 2000                                             15

Statements of Operations
    for the Years Ended August 31, 2001
    and 2000 (as restated)                                               16

Statements of Shareholders' Deficit
    for the Years Ended August 31, 2001
    and 2000 (as restated)                                               17

Statements of Cash Flows
    for the Years Ended August 31, 2001
    and 2000 (as restated)                                               18

Notes to Financial Statements                                            19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Sporting Magic, Inc. (formerly
  Advanced Knowledge, Inc.):

We have audited the accompanying balance sheets of Sporting Magic, Inc. (formerly Advanced Knowledge, Inc.) (the "Company") as of August 31, 2001 and 2000 (as restated) and the related statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Farber & Hass LLP
Oxnard, California
September 24, 2001

SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)


BALANCE SHEETS
AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                                                         2000
                                                          2001        (restated)
                                                       ---------      ---------

ASSETS

CASH .............................................     $     344      $    -0-
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

ACCOUNTS PAYABLE .................................     $   1,635      $    -0-
DUE TO RELATED PARTIES ...........................         3,655
ACCRUED INTEREST TO SHAREHOLDER ..................         1,476
NOTE PAYABLE TO SHAREHOLDER ......................        18,450
                                                       ---------      ---------

TOTAL LIABILITIES ................................        25,216           -0-
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
    25,000,000 shares authorized;
    588,952 and 763,952 shares issued
    and outstanding at August 31, 2001
    and 2000, respectively .......................           764            589
Additional paid-in capital .......................       952,929        926,854
Accumulated deficit ..............................      (978,565)      (927,443)
                                                       ---------      ---------
Total shareholders' deficit ......................       (24,872)          -0-
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $     344      $    -0-
                                                       =========      =========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                                                        2000
                                                          2001     (as restated)
                                                       ---------      ---------

REVENUES:
Rental income ....................................     $    -0-       $   3,978
Sales ............................................                      133,435
Other revenues ...................................                       16,245
                                                       ---------      ---------
Total revenues ...................................          -0-         153,658
                                                       ---------      ---------

COST OF GOODS SOLD ...............................          -0-          43,430
                                                       ---------      ---------

GROSS MARGIN .....................................          -0-         110,228
                                                       ---------      ---------

OPERATING EXPENSES:
Selling and marketing ............................                       89,122
General and administrative .......................        10,972         64,959
Research and development .........................                        8,059
Consulting and professional fees .................        37,230        664,868
                                                       ---------      ---------
Total operating expenses .........................        48,202        827,008
                                                       ---------      ---------

LOSS FROM OPERATIONS .............................       (48,202)      (716,780)

INTEREST EXPENSE .................................         2,070          8,605
                                                       ---------      ---------

LOSS BEFORE INCOME TAXES .........................       (50,272)      (725,385)

INCOME TAXES .....................................           850          1,400
                                                       ---------      ---------

NET LOSS .........................................     $ (51,122)     $(726,785)
                                                       =========      =========


BASIC LOSS PER SHARE .............................     $   (0.10)     $   (1.60)
                                                       =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......       523,293        453,973
                                                       =========      =========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)


STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                        COMMON STOCK      ADDITIONAL    SHARE-
                                  ---------------------    PAID-IN     HOLDERS'
                                    SHARES      AMOUNT     CAPITAL     DEFICIT
                                  ---------   ---------   ---------   ---------

BALANCE,
  SEPTEMBER 1, 1999 ...........     355,619   $     356   $ 102,644   $(200,658)

ISSUANCE OF COMMON
  STOCK FOR SERVICES ..........     233,333         233     619,767

CONTRIBUTION OF
  CAPITAL FROM TRANSFER
  OF NET ASSETS ...............                             204,443

NET LOSS ......................                                        (726,785)
                                  ---------   ---------   ---------   ---------

BALANCE,
  AUGUST 31, 2000
  (as restated) ...............     588,952         589     926,854    (927,443)

ISSUANCE OF COMMON
  STOCK FOR SERVICES ..........     175,000         175      26,075

NET LOSS ......................                                         (51,122)
                                  ---------   ---------   ---------   ---------

BALANCE,
  AUGUST 31, 2001 .............     763,952   $     764   $ 952,929   $(978,565)
                                  =========   =========   =========   =========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.
(FORMERLY ADVANCED KNOWLEDGE, INC.)


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                                                        2000
                                                            2001   (as restated)
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $ (51,122)   $(726,785)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Amortization .....................................                    2,000
    Stock issued for services ........................      26,250      620,000
    Changes in operating assets and
      liabilities:
      Accounts receivable ............................                  (26,107)
      Accounts payable ...............................       1,635
      Due to related parties .........................       3,655
      Accrued expenses ...............................       1,476       64,124
                                                         ---------    ---------
Net cash used by operating activities ................     (18,106)     (66,768)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES - Cash
  transferred to Becor ...............................        -0-        (4,091)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Borrowings from shareholder ........................      18,450       60,000
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................         344      (10,859)

CASH, BEGINNING OF YEAR ..............................        -0-        10,859
                                                         ---------    ---------

CASH, END OF YEAR ....................................   $     344    $    -0-
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
 Cash paid for income taxes ..........................   $      50    $   1,400
 Cash paid for interest ..............................   $     594    $    -0-


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

     In March 2000, the Company entered into an Acquisition Agreement ("Agreement") whereby it acquired all of the outstanding common shares of Soccer Magic, Inc., a privately-owned Ontario corporation. Concurrent with the transaction, the Company sold all of the assets and liabilities related to its workforce training video business to Becor Communications, Inc. ("Becor"), a corporation controlled by Buddy Young, the majority shareholder of the Company (prior to the transaction). The sale was for no consideration as the excess of liabilities transferred exceeded the assets acquired by $204,443.

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

     In August 2001, the Company announced plans to acquire 100% of all the outstanding shares of China Xin Network (Canada) Inc. China Xin is a privately-held global provider of financial, economic, and business information. The agreement calls for Sporting Magic to issue 14,418,283 shares of its common stock from its treasury for all the outstanding shares of China Xin, and the acquisition is anticipated to close in October 2001.

     If the acquisition is consummated, China Xin would become a wholly-owned subsidiary of Sporting Magic and the current directors and officers of Sporting Magic would resign and new directors and officers selected by China Xin would be appointed.

     PRIOR PERIOD ADJUSTMENT - In connection with the audit of Becor, it was determined that $6,379 of additional liabilities were assumed in the acquisition of the net assets in March 2000. The amount has been recorded as an additional contribution of capital.

     GOING CONCERN - The Company has experienced significant operating losses since inception. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

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

     CONTRIBUTION OF CAPITAL - The contribution of capital totaling $204,443 represents the excess of liabilities assumed over assets acquired by Becor. Based on the common ownership of the Company and Becor, the amount has been accounted for as a contribution of capital.

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes. At August 31, 2001, the Company has available net operating loss carryovers of approximately $760,000 that will expire in various periods through 2021. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization of the asset. The valuation allowance increased approximately $10,000, representing additional net operating loss carryforwards generated in 2001.

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

     NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB, is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no effect on Sporting Magic's financial position or results of operations from the adoption of this statement. Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB, is effective for financial statements beginning after December 15, 1997. The standard requires that public business enterprises report certain information about operation segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprise report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 had no material effect on Sporting Magic's results of operations through fiscal 2001. Statement of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" (SFAS Nos. 141 and 142) were issued in July 2001. SFAS No. 141 is effective for business combinations after June 30, 2001 and SFAS No. 142 is effective for financial statements for fiscal years beginning after December 15, 2001 (with earlier adoptions encouraged for both standards). SFAS No. 141 requires the purchase method of accounting be used to account for all business combinations. In addition, new criteria is to be used to determine whether an acquired intangible asset should be recognized separately from the amount recorded as goodwill. SFAS No. 142 requires goodwill no longer be amortized, but tested for impairment on an annual basis. The Company will adopt the provisions of SFAS Nos. 141 and 142 effective September 1, 2001.

     STOCK SPLIT - During July 2001, the Company effected a 1 for 12 reverse stock split. The revised shares outstanding have been retroactively reflected in the financial statements.

2.   NOTE PAYABLE TO SHAREHOLDER

     The Company has a line of credit agreement with Buddy Young to provide borrowings up to $3,000 per month. Borrowings accrue interest at 8.0% per year and are due in full on September 30, 2002.

3.   RELATED PARTY TRANSACTIONS

     During July 2001, the Company issued 175,000 shares of its common stock for services valued at $26,250. 105,000 of these shares were issued to current officers and directors of the Company.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is currently utilizing the office space of Becor for no consideration.

5.   MANAGEMENT PLANS

     The Company is currently a "shell" company with minimal operations. Management believes the acquisition of China Xin Network will provide sufficient cash flows in order to become a going concern. Should the Company be unable to consummate the acquisition, management believes that the line of credit will be adequate to meet its cash flow requirements through August 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None

PART III

ITEM 9.   DIRECTORS,  EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the current Executive Officers and Directors of the Company:

NAME                              AGE                          POSITION
-------------------               ---                 --------------------------

Buddy Young                       66                  President, Chief Financial
                                                      Officer, and Director

L. Stephen Albright               49                  Secretary and Director

Dennis Spiegelman                 54                  Director


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

L. STEPHEN ALBRIGHT served as the Secretary and a Director of the Company from September 15, 1998 through March 20, 2000. Following the closing of the Acquisition Agreement on March 20, 2000, Mr. Albright resigned all of these positions. Upon the October 6, 2000 rescission of the Acquisition Agreement, Mr. Albright became the Secretary and a Director and continues to hold those positions. Mr. Albright received his undergraduate degree in Business Administration and Marketing, from West Virginia University in 1975. Following a career in sales, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983, West Virginia in 1984 and Nebraska in 1985. Mr. Albright spent approximately half of his legal career in private practice where he has been primarily engaged in transactional work, business litigation, and providing general legal business advice to clients. From November 1987 through June 1994, Mr. Albright was in-house counsel and later Vice President, General Counsel and Secretary to CST Entertainment Imaging, Inc., a publicly-held company which was formerly known as Color Systems Technology, Inc. While with CST, Mr. Albright was responsible for all aspects of the company's annual shareholder's meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and quarterly reports on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements. Upon returning to private practice in 1994, Mr. Albright continued to assist business clients in various transactions and became involved in employee-employer matters. In the past few years, Mr. Albright also became a successful trial attorney, having won both of his Los Angeles Superior Court trials.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Sporting Magic equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons during, and with respect to, our fiscal year ended August 31, 2001, and on a review of written representations from reporting persons that no other reports were required to be filed for that fiscal year, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

As a result of our current limited available cash, no officer or director received cash compensation during the fiscal year ended August 31, 2001. On May 16, 2001, in recognition of the time and effort that our officers and directors had devoted to the Company without having received any cash compensation, they were issued common stock in the following amounts. Buddy Young, our president and director received 75,000 shares, L. Stephen Albright, our secretary and director received 50,000 shares, and Dennis Spiegelman, a director of the Company received 5,000 shares. The closing price of these share on the date they were issued, adjusted for the July 2, 2001 1 for 12 reverse stock split was $0.36. Sporting Magic intends to pay salaries when cash flow permits. No officer of director received stock options or other non-cash compensation, except as detailed above, during the fiscal year ended August 31, 2001. Sporting Magic currently has no employment agreement with any officer of the company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding classes of stock as of August 31, 2001, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company's Directors and Named Executive Officers (as defined in Part I, Item 6) and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated below, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. All numbers below reflect the July 2, 2001 1 for 12 reverse stock split.

                                          NUMBER OF
NAME AND ADDRESS                       COMMON SHARES(2)               PERCENTAGE
OF BENEFICIAL OWNER(1)                BENEFICIALLY OWNED                OWNED
-------------------------------       ------------------              ----------

Buddy Young                               478,970                       62.70%

L. Stephen Albright                        50,833                        6.66%

Dennis Spiegelman                           5,833                        0.77%

All officers and
directors as a group (3 persons)          535,636                       70.12%
----------
(1) Unless otherwise indicated, the address of each stockholder is 17337 Ventura Blvd., #224, Encino, CA 91316.
(2) All shares are held directly. No options, warrants or other stock rights have been issued to the officers or directors.

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

As indicated above, on March 20, 2000, following the Soccer Magic acquisition, the Company sold all of the assets and liabilities related to its workforce training video business to Becor. These are the same assets, which were pledged to Mr. Young as security for the Note. Becor is a corporation controlled by Mr. Young, who is a significant shareholder and, at the time of the sale, was a director and executive officer of the Company. The sale was made pursuant to an Asset Sale Agreement dated as of March 16, 2000, which was unanimously approved by the disinterested directors of the Company. The assets transferred included all rights to the "Advanced Knowledge" name; the advancedknowledge.com web site; four workforce training videos; and all cash, accounts receivable, inventory, equipment, personal property, and rights under production and distribution agreements held by the Company as of March 20, 2000. In exchange for the assets, Becor assumed, and both Becor and Mr. Young agreed to indemnify the Company with respect to, all of the liabilities incurred or accrued by the Company prior to March 20, 2000. According to the unaudited balance sheet of the Company as of March 20, 2000, the Company had total assets of $107,000 and total liabilities of $311,000 at that date. The total liabilities as of such date included approximately $204,995 of principal and interest owed to Mr. Young under the Note.

On October 6, 2000 we entered into a lending arrangement with Buddy Young, pursuant to which Mr. Young could, at his discretion, advance up to $3,000 per month to the company for operating expenses. The Company agreed to repay such funds, together with interest thereon accruing at a rate of 8% per annum, in accordance with the terms of a promissory note (the "Note"). Obligations under the Note are due and payable on September 30, 2002.

At August 31, 2001, we owed Mr. Young $19,926 in principal and interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.
The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                              DOCUMENT DESCRIPTION
--------        ----------------------------------------------------------------

(2)             PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION
                OR SUCCESSION
     2.1 Agreement and Plan of Merger and Reorganization between DMAR and AKIP, dated as of June 10, 1998(1)

(3)             ARTICLES OF INCORPORATION AND BY-LAWS
     3.1        Certificate of Incorporation(1)
     3.2        Certificate of Amendment dated March 11, 1987(2)
     3.3        Certificate of Amendment dated September 18, 1990(2)
     3.4        Certificate of Amendment dated August 5, 1998(1)
     3.5        Certificate of Merger of AKIP into DMAR(1)
     3.6        By-laws(1)
     3.7        Certificate of Amendment dated June 2, 2000(3)
     3.8        Certificate of Amendment dated June 25, 2001

(4)             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
     4.1        Facsimile of specimen common stock certificate (2)

(10)            MATERIAL CONTRACTS
     10.1 Production Agreement, dated January 5, 1998, between AKIP and The Hathaway Group(1)
     10.2       Distribution Agreement, dated February 1, 1998, between AKIP and
                AIMS  Multimedia,   dated   February  1,  1998(1)
     10.3 Secured Promissory Note, dated August 18, 1998, made by Advanced Knowledge in favor of Buddy Young(4)
     10.4 Security Agreement, Dated August 18, 1998, between Advanced Knowledge and Buddy Young(4)
     10.5 Extension of the Note, dated March 24, 1999, between Advanced Knowledge and Buddy Young(4)
----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on January 7, 1999.
(2) Previously filed as an exhibit to our annual report on Form 10-KSB, which was filed on October 21, 1999.
(3) Previously filed as an exhibit to our annual report on Form 10-KSB, which was filed on November 20, 2000.
(4) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, which was filed on April 14, 1999.

(b) REPORTS ON FORM 8-K

Sporting Magic filed three (3) reports on Form 8-K during the fiscal year ended August 31, 2001. We filed a report on Form 8-K on October 13, 2000 and an amended report on Form 8-K/A on October 19, 2000. In addition, we filed a report on Form 8-K on August 23, 2001. All of these reports are incorporated herein by this reference.

October 13, 2000 Form 8-K. This report disclosed that the Acquisition Agreement was terminated on October 6, 2000 and the change in ownership, control, disposition of assets and change in certifying accountants that resulted from that rescission.

October 19, 2000 Form 8-KA. This report is an amendment to the October 13, 2000 Form 8-K. This form disclosed the change of the company's fiscal year end and included a letter to the Commission from the company's former accountants, Grant Thornton, LLP, confirming that they did not disagree with the content of the report on Form 8-K.

August 23, 2001 Form 8-K This report disclosed that a Letter of Intent had been signed with China Xin Network (Canada) Inc.("CXNC") to acquire all of CXNC's outstanding shares for the issuance of 14,418,283newly issued Sporting Magic common shares to the CXNC shareholders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2001             ADVANCED KNOWLEDGE, INC.

                                  By:  /S/ BUDDY YOUNG
                                       -----------------------------------------
                                       Buddy Young,
                                       President, Chief Executive Officer and
                                       Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: October 8, 2001                  /S/ BUDDY YOUNG
                                       -----------------------------------------
                                       Buddy Young,
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director (Principal
                                       Executive, Financial and Accounting
                                       Officer)

Date: October 8, 2001                  /S/ L. STEPHEN ALBRIGHT
                                       -----------------------------------------
                                       L. Stephen Albright,
                                       Secretary and Director

Date: October 8, 2001                  /S/ DENNIS SPIEGELMAN
                                       -----------------------------------------
                                       Dennis Spiegelman,
                                       Director