Form 10QSB
period 2001-11-30
SPORTING MAGIC INC
filed 2002-01-04
CIK 1071991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

     The Registrant has 764,907 shares of common stock, par value $.001 per share, issued and outstanding as of November 30, 2001.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements .................................................3
         Balance Sheets (unaudited) ...........................................4
         Statements of Operations and Accumulated Deficit (unaudited) .........5
         Statements of Cash Flows (unaudited) .................................6
         Notes to Financial Statements ........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation ............8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................9
Item 2.  Changes in Securities and Use of Proceeds ............................9
Item 3.  Defaults upon Senior Securities ......................................9
Item 4.  Submission of Matters to a Vote of Security Holders ..................9
Item 6.  Exhibits and Reports on Form 8-K ....................................10

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

PART I   FINANCIAL INFORMATION


                (Financial Statements Commence on Following Page)


                   (Balance of Page Intentionally Left Blank)

SPORTING MAGIC, INC.


BALANCE SHEETS

                                                       November 30
                                                           2001       August 31,
                                                       (Unaudited)       2001
                                                       ---------      ---------

ASSETS - CASH ....................................     $     233      $     344
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Accrued expenses .................................         7,444          1,635
Due to related parties ...........................         3,655          3,655
Note payable to shareholder ......................        24,550         18,450
Accrued interest due to shareholder ..............         3,076          1,476
                                                       ---------      ---------
Total liabilities ................................        38,725         25,216
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001,
    25,000,000 shares authorized, 763,952
    shares issued and outstanding ................           764            764
Additional paid-in capital .......................       952,929        952,929
Accumulated deficit ..............................      (992,185)      (978,565)
                                                       ---------      ---------
Total shareholders' deficit ......................       (38,492)       (24,872)
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......     $     233      $     344
                                                       =========      =========

See accompanying notes to financial statements.

SPORTING MAGIC, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                          Three Months Ended
                                                        2001              2000
                                                     --------          --------

EXPENSES:
General and administrative .................         $  3,785          $  2,319
Professional fees ..........................            7,435             7,635
Interest expense ...........................            1,600
                                                     --------          --------
Total expenses .............................           12,820             9,954
                                                     --------          --------

LOSS BEFORE INCOME TAXES ...................          (12,820)           (9,954)

INCOME TAXES ...............................              800
                                                     --------          --------

NET LOSS ...................................         $(13,620)         $ (9,954)
                                                     ========          ========

BASIC LOSS PER SHARE .......................         $  (0.02)         $  (0.02)
                                                     ========          ========


See accompanying notes to financial statements.

SPORTING MAGIC, INC.


STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                            2001          2000
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................     $(13,620)     $ (9,954)
Adjustments to reconcile net loss
    to net cash used by operating activities:
    Changes in operating assets and
      liabilities:
      Accounts payable and accrued expenses ........        7,409         8,741
                                                         --------      --------
Net cash used by operating activities ..............       (6,211)       (1,213)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES - Net
    borrowings from shareholder ....................        6,100         2,500
                                                         --------      --------
NET INCREASE (DECREASE) IN CASH ....................         (111)        1,287

CASH, BEGINNING OF PERIOD ..........................          344           -0-
                                                         --------      --------
CASH, END OF PERIOD ................................     $    233      $  1,287
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - Cash paid for income taxes .......     $    800      $    -0-

See accompanying notes to financial statements.

SPORTING MAGIC, INC.


NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10K-SB for the year ended August 31, 2001.

     The balance sheet at August 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   SUBSEQUENT EVENT

     On December 26, 2001, the Company announced that it had entered into an agreement to issue 15.7 million shares of its common stock in exchange for 100% of the outstanding shares of Next Inc., a privately-held company. The acquisition is planned to close in January 2002.


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

RESULTS OF OPERATIONS

     The following is a discussion of the results of operations for the three months ended November 30, 2001.

THREE MONTHS ENDED NOVEMBER 30, 2001

     During the quarter ended November 30, 2001, our operations were dormant. We did not engage in any income or revenue producing activity. During the quarter, we continued to search for possible business acquisitions and other business opportunities. We plan to continue with that search.

     However, during the quarter ended November 30, 2001, we incurred general and administrative expenses totaling $3,785 representing primarily stock transfer agent fees, compared to $2,319, for the quarter ended November 30, 2000. Consulting and professional fees totaled $7,435, compared to $7,635, for the quarter ended November 30, 2000. These expenses were mainly comprised of accounting fees.

     Our current plan of operation is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value.

     Without any operating business or material assets, we anticipate that the Company will continue to operate as a shell corporation until such time as management identifies and completes an acquisition of, or merger with, an operating company. No assurances can be given as to our ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

     We anticipate that the Company will incur expenses of approximately $2,000 per month while operating as a shell corporation.

LIQUIDITY

     At November 30, 2001, the Company had no working capital. It is currently solely dependent on its president and principal shareholder, Buddy Young, to finance its limited operations. In accordance with a promissory note between the Company and Mr. Young, he has agreed to loan us up to $2,000 per month through August 31, 2002. Under the terms of the note, funds advanced to us by Mr. Young will accrue interest at the rate of eight percent (8%) per annum. The note is due and payable on September 30, 2002. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

                                  SPORTING MAGIC INC.
                                  (Registrant)

Date: January 4, 2002             /S/ BUDDY YOUNG
                                  ----------------------------------------------
                                  Buddy Young, President and Chief Executive
                                  Officer (Principal Executive Officer)

Date: January 4, 2002             /S/ BUDDY YOUNG
                                  ----------------------------------------------
                                  Buddy Young, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)