Form 10QSB
period 2002-02-28
SPORTING MAGIC INC
filed 2002-04-22
CIK 1071991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
         /X/       Quarterly  Report  pursuant  to  Section  13 or  15(d) of the
                   Securities  Exchange  Act of 1934  For the  Quarterly  Period
                   Ended February 28, 2002

                                       OR

         / /       Transition  Report  pursuant  to  Section  13 or 15(d) of the
                   Securities Exchange Act of 1934

                         Commission File Number: 0-25247

                              SPORTING MAGIC, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           95-4675095
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 7625 Hamilton Park Drive, Building #2, Suite 12
                          Chattanooga, Tennessee 37421
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (423) 296-8213

    Traditional Small Business Disclosure Format (Check one): Yes /X/ No / /

            The number of shares of Registrant's  common stock,  par value $.001 per share, issued and outstanding as of April 22, 2002 was 9,489,225.

                              SPORTING MAGIC, INC.

                                TABLE OF CONTENTS

                          Part I--Financial Information

Item 1.  Financial Information...............................................1

         Condensed Consolidated Balance Sheet as of February 28, 2002........1
         Condensed Consolidated Statements of Operations for the
               three months ended February 28, 2001 and 2002.................2
         Condensed Consolidated Statements of Cash Flows

                           Part II - Other Information

Item 2.  Changes in Securities...............................................9

Item 6.  Exhibits and Reports on Form 8-K....................................9

                                       ii

Item 1.  Financial Information

                              SPORTING MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      At February 28,
                                                                           2002
                                                                     -----------------
                                                                        (unaudited)
Assets

Current Assets:
   Cash........................................................    $      122,736
   Restricted investment.......................................           277,848
   Accounts receivable, net....................................         1,328,832
   Inventories.................................................         2,856,950
   Prepaid expenses............................................           441,250
   Deferred taxes..............................................           370,364
   Other assets................................................           341,864
                                                                     ---------------
              Total current assets.............................         5,739,844
Property, plant and equipment, net.............................         1,713,674
                                                                     ---------------
              Total Assets.....................................    $    7,453,518
                                                                     ===============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable............................................    $      281,258
   Accrued expenses and other current liabilities..............           552,851
   Short-term debt and current maturities......................         3,056,117
                                                                     ---------------
              Total current liabilities........................         3,890,226
                                                                     ---------------
   Deferred non-current federal tax liabilities................           183,866
   Long-term debt, less current maturities.....................         1,855,663
                                                                     ---------------
              Total liabilities................................         5,929,755
Commitments and contingencies..................................            --
Stockholders' equity...........................................         1,523,763
                                                                     ---------------
              Total Liability and Stockholders' Equity.........    $    7,453,518
                                                                     ===============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Month Periods Ended
                                                                              February 28,
                                                                  -----------------------------------
                                                                       2001                2002
                                                                  ---------------     ---------------
                                                                   (unaudited)          (unaudited)

Net sales................................................     $     1,224,625     $     1,983,044
Cost of sales............................................             879,587           1,488,545
                                                                  ---------------     ---------------
Gross profit.............................................             345,038             494,499
General administrative and selling expenses..............             319,517             845,755
                                                                  ---------------     ---------------
Operating income (loss)..................................              25,521            (351,256)
Other (expense)..........................................             (64,533)            (54,755)
                                                                  ---------------     ---------------
Loss before benefit from income taxes....................             (39,012)           (406,011)
Benefit for income taxes.................................               --                186,498
                                                                  ---------------     ---------------
Net (loss)...............................................             (39,012)           (219,513)
                                                                  ===============     ===============
Net (loss) per share, basic and diluted..................     $         (0.01)    $         (0.03)
                                                                  ===============     ===============
Weighted average shares outstanding......................           6,000,000           7,085,536
                                                                  ===============     ===============

The accompanying  notes to the condensed  consolidated  financial  statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Month Periods Ended
                                                                                           February 28,
                                                                               -----------------------------------
                                                                                    2001                2002
                                                                               ---------------     ---------------
                                                                                (unaudited)          (unaudited)
Cash flows from operating activities:
     Net loss...........................................................     $     (39,012)       $   (219,513)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................................            33,588              84,695
     Changes in assets and liabilities:
         Accounts receivable............................................          (166,703)          1,690,226
         Inventories....................................................          (281,790)            197,148
         Prepaid expenses...............................................           189,755             (37,269)
         Deferred taxes.................................................             --               (186,498)
         Other assets...................................................             --               (106,281)
         Accounts payable...............................................           267,079          (1,223,429)
         Accrued expenses and other liabilities.........................            81,356             101,320
                                                                               ---------------     ---------------
               Total adjustments........................................           123,285             519,912
                                                                               ---------------     ---------------
Net cash provided by operating activities...............................            84,273             300,399
                                                                               ---------------     ---------------
Cash flows used from investing activities:
     Purchases of property, plant and equipment.........................           (14,985)            (15,286)
                                                                               ---------------     ---------------
Net cash used in investing activities...................................           (14,985)            (15,286)
                                                                               ---------------     ---------------
Cash flows from financing activities:
   Proceeds from loans and notes payable, bank..........................           137,053             207,321
   Repayments of long terms debt, loans and notes payable, bank.........          (281,932)           (599,910)
   Issuance of capital stock............................................             --                125,000
                                                                               ---------------     ---------------
Net cash used in financing activities...................................          (144,879)           (267,589)
                                                                               ---------------     ---------------
Net increase (decrease) in cash and cash equivalents....................           (75,591)             17,524
Cash and cash equivalents, beginning of period..........................            80,993             105,212
                                                                               ---------------     ---------------
Cash and cash equivalents, end of period................................     $       5,402        $    122,736
                                                                               ===============     ===============
Supplemental Information
   Cash paid during the period for interest.............................     $      89,534        $     73,839
                                                                               ===============     ===============

The accompanying notes to the condensed condsolidated  financial  statements are an integral part of these statements.

For the three months ended  February  28, 2001 and 2002,  the Company  purchased equipment under capital lease obligations of approximately  $36,027 and $63,770, respectively.

                              SPORTING MAGIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Organization and Operations of Company

On February  1, 2002,  the Company  acquired  all of the issued and  outstanding common stock of Next,  Inc., a Delaware  corporation  ("Next"),  in a like stock exchange.  On February 1, 2002, the Company also issued  1,209,411 shares of its common stock to various individuals for certain services and sold 750,000 shares to one individual for $350,000. Preferred shares of Next have been recorded at a value of $804 and included in accrued expenses in these financial statments. For
accounting   purposes,   the   acquisition   of  Next  has  been  treated  as  a
recapitalization  of Next, and has been accounted for on a historical cost basis for all periods presented. The financial statements presented in this report for periods prior to February 1, 2002 are those of Next. For further  information on the  acquisition  of Next,  reference is made to the Current  Report on Form 8-K filed by the Company on February 19, 2002,  and as amended Form 8-K/A filed with the Securities and Exchange Commission on April 8, 2002 (the "Form 8-K"). A copy of the Forms 8-K and 8-K/A are attached hereto as Exhibits 99.1 and 99.2.

The Company was  incorporated  on January 2, 1987 under the laws of the State of
Delaware. The Company,  through its wholly owned subsidiary Next, is a sales and marketing organization that designs,  develops,  markets and distributes branded
promotional  products  and  imprinted  sportswear,   primarily  under  licensing
agreements.

2.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The  condensed  consolidated  financial  statements  contained  herein have been prepared in accordance with generally accepted accounting principles for interim financial  statements,  and with the instructions to Form 10-QSB and Item 310 of
Regulation SB, and  accordingly do not include all the information and footnotes required  by  generally  accepted  accounting  principles  for annual  financial statements.  Certain  comparative  figures have been reclassified to conform the prior year's data with current  financial  statements.  These  reclassifications have had no effect on  reported  earnings.  In the  opinion of  management,  the
accompanying   condensed   consolidated   financial   statements   contain   all
adjustments,  consisting only of normal recurring accruals considered  necessary to present  fairly the  financial  position as at  February  28,  2002,  and the results of  operations  and cash flows for the three months  ended  February 28,
2001 and 2002.  Operating  results for the three months ended  February 28, 2002 are not  necessarily  indicative  of the results  that may be  expected  for the fiscal year ending November 30, 2002 (See "Management's  Discussion and Analysis
or Plan of Operation").  The balance sheet at November 30, 2001 has been derived from the audited  financial  statements as of that date but does not include all of the  information  and  footnotes  required by generally  accepted  accounting principles for complete financial statements. For further information,  refer to the audited financial statements and notes thereto included in the Form 8-K/A.

Principles of Consolidation

The accompanying  unaudited condensed  consolidated financial statements include the accounts of the Company and its wholly owned  subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company has  continued to sell units to a customer  that has been  operating under the  protection of Chapter 11 of the United States  Bankruptcy  Code since
January 2002.  Sales to this customer were  approximately  $611,027 and $665,884 for the three months ended February 28, 2001 and 2002, respectively. The Company believes that it has provided adequate allowances for doubtful accounts for this customer  to cover  the  uncollectible  portion  of its  respective  receivables pre-reorganization.  The Company  believes that its credit risk exposure,  based upon the financial  strength of its customers,  including one other  significant customer which  comprised 38% of the Company's  sales for the three month period ended  February  28,  2002,  other than as  disclosed  above,  is limited.  Such estimate may change in the near future.

3.          Inventories

Inventories consist of the following:

                                                        At February 28,
                                                             2002
                                                      -------------------
            Raw materials...................      $        2,516,636
            Work in process.................                  95,384
            Finished goods..................                 244,930
                                                      -------------------
                                                  $        2,856,950
                                                      ===================

4.          Deferred taxes, Income Taxes and Other Assets

Income  taxes have been  computed in  accordance  with  Statement  of  Financial
Accounting  Standards No. 109,  "Accounting for Income Taxes" ("SFAS 109"). This
standard  requires,  among other  things,  recognition  of future tax expense or
benefits,   measured  using  enacted  tax  rates,  attributable  to  taxable  or deductible  temporary  differences  between financial  statements and income tax reporting bases of assets and liabilities.  These temporary  differences  relate principally to depreciation and the effects of accrual  accounting for financial reporting purposes versus cash basis accounting for tax reporting purposes.

The  Company's  predecessor,  with the consent of its  respective  stockholders, elected under the Internal  Revenue  Code,  and similar  state  statutes,  to be treated as a "S" corporations. In lieu of corporate taxes, the stockholders were taxed on their proportionate share of the Company's taxable income. Accordingly, no  provision  or  liability  for  federal  and  state  income  taxes  for these corporations  has  been  included  in the  accompanying  condensed  consolidated financial  statements for the period December 1, 2000 to February 28, 2001. As a result of the merger  (See Note 1), the  taxable  status of the  Company as an S corporation  was  terminated  as of  December  1, 2001 and the  Company  got the
benefit of the federal and state income  taxes on the taxable  loss  reported by these entities for the period December 1, 2001 through February 28, 2002.

5.          Short Term and Long Term Debt

Short-term and long-term debt at February 28, 2002 consists of the following:

                                                           Short Term         Long Term
                                                         --------------     -------------
        Revolving credit facility ................         $2,136,241         $     --
        Notes payable ............................            750,000               --
        Line of credit ...........................               --              492,670
        Notes payable ............................            103,838          1,261,940
        Capital lease obligations ................             66,038             85,870
        Other ....................................               --               15,183
                Total ............................         $3,056,117         $1,855,663
                                                           ==========         ==========

All of the Company's  debt is  collateralized  by various  assets and is further guaranteed by its principal stockholders. During the first quarter, several debt instruments  were  restructured  as follows:  A bank note was extended one year.
Three bank notes were combined and extended  fifteen years. A bank line and note were  extended  until July 31, 2002,  and another  credit  facility was extended three months.

6.          Stockholder's Equity

Stockholders' Equity is comprised of the following:

                                                                                         At November 30,       At February 28,
                                                                                              2001                  2002
                                                                                         ---------------       --------------
                                                                                          (unaudited)           (unaudited)
Common stock, $.001 par value; 25,000,000 shares
  authorized, 9,489,225 shares issued and outstanding............................      $        6,000        $       9,490
Subscriptions receivable.........................................................           --                    (225,000)
Additional paid in capital.......................................................             111,352              590,483
Retained earnings................................................................           1,368,303            1,148,790
                                                                                         ---------------       -------------
        Total stockholders' equity...............................................      $    1,486,355        $   1,523,763
                                                                                         ===============       =============

During the  quarter  ended  February  28,  2002,  the  Company  entered  into an agreement with an individual for management  consulting  services for a two-year period through  January 2004. The individual  shall receive annual  compensation pursuant to the terms of the agreement and certain other benefits.  In addition, as part of this agreement, on February 1, 2002 this individual purchased 750,000 shares of common  stock of the Company for  $350,000.  $125,000 of the  purchase price was paid on February  1, 2002 and the balance is due on May 1, 2002.  Such balance is reflected as a subscription receivable in the financial statements.

Following  the  acquisition  of Next,  the  Company  assumed the 2001 Next Stock
Option Plan (the "Next Plan") and all pre-existing  options granted  thereunder.
Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next's common stock previously granted under the plan shall be  replaced  with  options to acquire  shares of the  Company's  common  stock.
493,000  options have been granted under the Plan,  with each option  vesting on the two year  anniversary  of the grant  date.  These  options  are  subject  to forfeiture  should the grantee fail to be employed by the Company on the vesting date.

7.          Earnings Per Share

The Company accounts for earnings per share ("EPS") in accordance with Statement of Financial  Accounting  Standards ("SFAS") No. 128, "Earnings Per Share". SFAS
128 requires the  presentation of basic and fully diluted EPS. Basic and diluted earnings per share for the three month periods ended  February 28, 2001 and 2002 are  calculated  on the basis of the weighted  average  number of common  shares outstanding during such three month periods,  divided by the income available to common stockholders. The effect of the recapitalization of Next Inc. (See Note 1)
has been given  retroactive  application in the earnings per share  calculation.
The common stock issued and outstanding with respect to the pre-merger  Sporting
Magic,  Inc.,  and other shares  issued,  have been included since the effective date of the merger.

Item 2.  Management's Discussion and Analysis or Plan of Operation

            Certain  statements  contained  in  this  Quarterly  Report  on Form
10-QSB,   including,   without  limitation,   statements  containing  the  words
"believe,"  "anticipate,"  "estimate"  "expect"  and  words of  similar  import, constitute "forward-looking  statements." You should not place undue reliance on these  forward-looking  statements.  The Company's  actual  results could differ materially from those anticipated in these  forward-looking  statements for many reasons,  including  the  risks  faced by the  Company  as  described  below and elsewhere in this Quarterly Report, and in other documents the Company has filed with the Securities and Exchange Commission.

            The  discussions  and analysis  below should be read in  conjunction with the Form 8-K and the Unaudited  Condensed  Consolidated  Interim  Financial
Statements and the Notes thereto included elsewhere in this report.

Background Information

            Sporting Magic, Inc., through the acquisition of Next became a sales and marketing  organization  that  designs,  develops,  markets and  distributes licensed  and branded  products  throughout  the United  States.  The  Company's products are manufactured and distributed primarily under licensing agreements.

Seasonality

            The  Company's  major  customers  are  predominantly  retailers  and national  specialty chains with highly seasonal  business cycles that generate a substantial  percentage of their annual revenues in the second half of the year.
Given  this fact,  a large  portion of the  Company's  sales have  traditionally occurred  in the  months of May  through  November.  The  Company,  however,  is actively  seeking to expand the breadth and  diversity of its  customer  base in order to generate a more  consistent  revenue flow  throughout  the year.  These efforts to diminish the  seasonality  of the  Company's  business are focused on attracting new, less seasonal customers, and through the acquisition of entities that have a less seasonal customer base.

Future Acquisitions

            The Company has been engaged in discussions with various acquisition candidates  over  the  last  few  months.  The  Company  believes  that if these acquisitions  are  consummated,  it will  result in the  following:  substantial growth  of the  Company's  revenue  base,  and a  diversified  distribution  and customer base. The combination of the prospective  acquisitions with the Company will also  allow the  Company  to  maximize  its  profitability  by  eliminating duplicative  operating  and  administrative  expenses.  Although  the  Company's management  believes  that  these  acquisitions  will be  completed  in the near future, there can be no assurances that any acquisitions will be finished in the near future, or at all.

Results of Operations

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statement  of  operations  for the three  months  ended
February 28, 2001 and 2002. These statements  should be read in conjunction with the audited statements of Next as filed in the Form 8-K.

                                                                             Three Month Periods Ended
                                                                                     February 28,
                                                                          ----------------------------------
                                                                                2001              2002
                                                                          ----------------     -------------
                                                                            (unaudited)        (unaudited)
Sales................................................................    $   1,224,625     $   1,983,044
Cost of sales........................................................          879,587         1,488,545
Gross profit.........................................................          345,038           494,499
Operating Expenses:
   General and administrative........................................          235,185           315,417
   Royalty and commission expenses...................................           84,332           166,146
   Incremental infrastructure cost...................................            --               88,292
   Professional Fees and expenses related to acquisitions............            --              275,900
   Interest expense..................................................           89,534            73,839
   Other income......................................................          (25,001)          (19,084)
                                                                          ----------------     -------------
           Total operating and other expense.........................          384,050           900,510
                                                                          ----------------
                                                                                               -------------
Loss before income taxes.............................................          (39,012)         (406,011)
Benefit of income taxes..............................................            --              186,498
                                                                          ----------------     -------------
Net loss.............................................................    $     (39,012)    $    (219,513)
                                                                          ================     =============

Sales

            Net  sales for the  three-month  period  ended  February  28,  2002, increased  61.9% to $1,983,044  compared to $1,224,625  for the same period last year. This increase in sales was primarily the result of a one-time  promotional order in December  2001 in which the Company  discounted  its prices in order to successfully attract a new customer.  This promotional sale accounted for 38% of the Company's  sales during the three month period ended  February 28,

2002. The Company,  however,  expects to continue business with this customer at standard gross margins in the future.

Cost of Sales

            Cost of Sales was 75.1% of net sales for the first  quarter of 2002.
This figure is up 3.3% from the same quarter in the prior year primarily due the
December  promotional  sale.

            Cost  components  are  primarily  raw  materials,   labor,  shipping
supplies, and depreciation of the plant and equipment. Depreciation of the plant and  equipment  is  considered  part of cost of sales  and was  $33,588  for the quarter  ended  February  28, 2001 and $43,402 for the quarter  ending  February
28,2002.

Operating and other Expenses

o     General and  administrative  expenses for the three months ended  February
      2002 was  $315,417,  compared  to  $235,185  for the  three  months  ended
      February  2001.  This  category of expenses was 15.9% of net sales for the quarter  ended  February 28, 2002,  compared to 19.2 % for the  comparable quarter in the prior period.

o     Royalties and Commission expenses for the three months ended February were
      $166,146 or 8.4% of sales.  The expense  associated  with the  comparative quarter  last  year  was  $84,332  or 6.9% of  sales.  There  is a  direct correlation with these expenses and our sales increase of $758,419 for the comparable quarter.

o     Incremental  infrastructure  expenses  of  $88,292  in 2002  relate to the formation of the Chattanooga executive offices and related personnel cost.

o     Professional  fees and expenses  related to the Company's  acquisition  of
      Next was  $275,900  as of February  2002,  which are  comprised  of legal, accounting and consulting fees.

o     Interest  expense  relates to the Company's short term and long-term debt.
      Interest  expenses  were lower during the first  quarter  primarily due to reduced interest rates.

o     Other Income is comprised of a grant from a local municipality.

Financial  Position,  Capital  Resources,  and Liquidity - February 28, 2002 and
November 30, 2001:

            At February 28, 2002, working capital was $1,869,891, an increase of
$208,246 from working capital at November 30, 2001, of $1,661,707.  The increase was  primarily  due to a  decrease  in the  Company's  short term debt which was partially offset by a decrease in receivables and inventory at quarter end which was reflective of the seasonality of the Company's sales.

Liquidity and Capital Resources

            The Company  has  historically  financed  its  operations  through a combination  of  earnings  and debt.  The  Company's  principal  sources of debt financing  are its  revolving  line of credit with AmSouth Bank and a promissory note issued by First Federal  Bank.  The AmSouth  credit  facility has a maximum limitation  of  $3,700,000,  of  which  $2,136,241  has been  drawn  upon by the
Company.  This  credit  facility  matures on July 31,  2002 and is  governed  by various  financial  covenants.  The  First  Federal  Bank  Promissory  Note,  in contrast,  is for a principal  amount of $792,670  and was  restructured  in the first quarter of 2002 to extend its maturity date to May 2003.

            The  Company  is  presently  in  discussions  with  several  lending institutions  that have  indicated  a desire to replace  the  Company's  current
revolving  credit  facility.   In  addition,   the  Company  believes  that  its
relationship  with its  existing  banks is such that they  would be  willing  to extend their  facilities  beyond the due date if  necessary.  Should the Company fail to secure a new credit  facility  following July 31, 2002 or default on its promissory  note, it could lead to a materially  adverse affect on the Company's liquidity and ability to finance operations.

            The  Company's  principal  use of  cash is for  operating  expenses, interest and principal  payments with respect to long-term debt, working capital and capital expenditures.  Cash provided by operation for the three months ended
February 28th, 2002 was $300,399  compared to $84,273 for the same period in the prior year.  The increase in cash flow stemmed  primarily  from working  capital changes.

            Cash used in investing  activities  was $15,286 for the three months ended  February  28,2002  compared  to  $14,985  for the  corresponding  period.
Investing activities are primarily the purchase of equipment.

            Financing activities used cash of $267,589 in the first three months of 2002 compared to $144,879 used during the first three months of 2001. The net increase of $122,710 related primarily to debt repayment,  offset by issuance of capital stock and proceeds of bank loans.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

(c)         Sale of unregistered securities.

            The  following  unregistered  securities  were issued by the Company during the quarter ended February 28, 2002:

                                    Title of
                                    Securities                     Number of
Date of Issuance                    Issued                         Securities Issued      Consideration Received
-----------------                   ------                         -----------------      ----------------------

February 1, 2002                    Common Stock                   6,000,000              6,000,000 shares of Common Stock of
                                                                                          Next, Inc., $.0001 par value per share

February 1, 2002                    Common Stock                   750,000                $350,000

February 1, 2002                    Common Stock                   450,000                Services rendered for the Company

February 1, 2002                    Common Stock                   759,411                Consulting services related to various
                                                                                          financing and acquisition projects

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

            99.1        Current Report on Form 8-K filed with the Securities and
                        Exchange Commission on February 19, 2002.

            99.2        Current  Report on Form 8-K/A filed with the  Securities
                        and Exchange Commission on April 8, 2002.

(b)         Reports on Form 8-K

            The Company filed a Current  report on Form 8-K on February 19, 2002 under  Item  1 -  Change  in  Control  of  Registrant  and  Item 4 -  Change  in
Registrant's Certifying Accountant.  The Company subsequently filed an amendment to this Current  Report on Form 8-K/A on April 8, 2002,  disclosing  the audited consolidated financial statements of Next for the year ended November 30, 2001.

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the
Registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                    SPORTING MAGIC, INC.

April 22, 2002                        By:      /s/ Dan Cooke
                                               ---------------------------------
                                               Dan Cooke
                                               President

                                       10