Form 10QSB
period 2002-05-31
SPORTING MAGIC INC
filed 2002-07-15
CIK 1071991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     /X/       Quarterly Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 For the Quarterly Period Ended
               May 31, 2002

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

            The number of shares of Registrant's  common stock,  par value $.001 per share, issued and outstanding as of July 12, 2002 was 10,889,225.

                              SPORTING MAGIC, INC.

                                TABLE OF CONTENTS

                          Part I--Financial Information

Item 1.  Financial Information................................................1
            Condensed Consolidated Balance Sheet as of May 31, 2002...........1
            Condensed Consolidated Statements of Operations for
                  the three and six months ended May 31, 2001 and 2002........2
            Condensed Consolidated Statements of Cash Flows for the six

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................10

Item 1.  Financial Information

                              SPORTING MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    At May 31, 2002
                                                                    ---------------
                                                                      (unaudited)
Assets

Current Assets:
   Cash .........................................................     $   91,914
   Restricted investment ........................................        277,848
   Accounts receivable, net .....................................      2,679,898
   Inventories ..................................................      2,857,824
   Prepaid expenses .............................................        671,320
   Deferred taxes ...............................................        179,485
   Other assets .................................................        208,450
              Total current assets ..............................      6,966,739
Property, plant and equipment, net ..............................      1,774,517
                                                                      ----------
              Total Assets ......................................     $8,741,256
                                                                      ==========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable .............................................     $  303,896
   Accrued expenses and other current liabilities ...............        486,534
   Short-term debt and current maturities .......................      5,376,529
                                                                      ----------
              Total current liabilities .........................      6,166,959
   Long-term debt, less current maturities ......................      1,051,249
                                                                      ----------
              Total liabilities .................................      7,218,208
   Commitments and contingencies ................................           --
   Stockholders' equity .........................................      1,523,048
                                                                      ----------
              Total Liabilities and Stockholders' Equity ........     $8,741,256
                                                                      ==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended May 31,
                                                        2001           2002
                                                    -----------     -----------
                                                    (unaudited)     (unaudited)

Net sales ......................................    $ 1,878,441     $ 2,177,383
Cost of sales ..................................      1,412,630       1,630,085
                                                    -----------     -----------
Gross profit ...................................        465,811         547,298
General administrative and selling expenses ....        323,403         462,376
                                                    -----------     -----------
Operating income ...............................        142,408          84,922
Other expense ..................................        (98,888)        (78,623)
                                                    -----------     -----------
Income before provision for income taxes .......         43,520           6,299
Provision for income taxes .....................           --             7,013
                                                    -----------     -----------
Net income (loss) ..............................         43,520            (714)
                                                    ===========     ===========
Net income per share, basic and diluted ........    $      0.01     $   (0.0001)
                                                    ===========     ===========
Weighted average shares outstanding ............      6,000,000       9,489,225
                                                    ===========     ===========

                                                      Six Months Ended May 31,
                                                     ---------------------------
                                                        2001           2002
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)

Net sales ........................................   $ 3,103,066    $ 4,160,427
Cost of sales ....................................     2,292,217      3,118,630
                                                     -----------    -----------
Gross profit .....................................       810,849      1,041,797
General administrative and selling expenses ......       642,920      1,308,131
                                                     -----------    -----------
Operating income .................................       167,929       (266,334)
Other expense ....................................      (163,421)      (133,378)
                                                     -----------    -----------
Income (loss) before benefit from income taxes ...         4,508       (399,712)
Benefit from income taxes ........................          --         (179,485)
                                                     -----------    -----------
Net income (loss) ................................         4,508       (220,227)
                                                     ===========    ===========
Net income per share, basic and diluted ..........   $     0.001    $     (0.03)
                                                     ===========    ===========
Weighted average shares outstanding ..............     6,000,000      8,300,588
                                                     ===========    ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended May 31,
                                                                  ---------------------------
                                                                      2001           2002
                                                                  -----------    -----------

                                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
     Net income (loss) ........................................   $     4,508    $  (220,227)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
     Depreciation and amortization ............................        73,665         79,775
     Bad debt Expense .........................................        43,628         22,300
     Deferred taxes ...........................................          --         (179,485)
     Changes in operating assets and liabilities:
         Accounts receivable ..................................      (905,466)       316,860
         Inventories ..........................................      (361,453)       196,274
         Prepaid expenses .....................................       (27,769)      (232,780)
         Other assets .........................................       (13,749)        23,304
         Accounts payable .....................................       449,685     (1,200,791)
         Accrued expenses and other liabilities ...............       (29,168)        59,899
                                                                  -----------    -----------
               Total adjustments ..............................      (770,627)      (914,644)
                                                                  -----------    -----------
Net cash used in operating activities .........................      (766,119)    (1,134,871)
                                                                  -----------    -----------
Cash flows used from investing activities:
     Purchases of property, plant and equipment ...............       (68,072)       (83,414)
                                                                  -----------    -----------
Cash flows from financing activities:
   Proceeds from loans and notes payable, bank ................       744,993      4,976,400
   Repayments of long terms debt, loans and
     notes payable, bank.......................................          --       (3,896,517)
   Cash Overdraft .............................................         8,205           --
 Issuance of common stock .....................................          --          125,104
                                                                  -----------    -----------
Net cash provided by financing activities .....................       753,198      1,204,987
                                                                  -----------    -----------
Net decrease in cash ..........................................       (80,993)       (13,298)
Cash, beginning of period .....................................        80,993        105,212
                                                                  -----------    -----------
Cash, end of period ...........................................   $      --      $    91,914
                                                                  ===========    ===========

Supplemental Information:
Cash paid during the period for interest ......................   $   188,422    $   158,157
                                                                  ===========    ===========
Cash paid during the period from income taxes .................   $      --      $      --
                                                                  ===========    ===========

For the six months ended May 31, 2001 and 2002, the Company purchased  equipment
under  capital  lease   obligations  of  approximately   $36,027  and  $107,296,
respectively.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION AND OPERATIONS OF COMPANY

Pursuant to the terms and conditions of a stock exchange consummated on February
1, 2002, Sporting Magic, Inc., a Delaware corporation (the "Company"),  acquired all the  issued  and  outstanding  common  equity  of  Next,  Inc.,  a  Delaware
corporation  ("Next")  engaged  in  the  design,   development,   marketing  and
distribution  of branded  promotional  products and  imprinted  sportswear  (the
"Exchange").  As the Company did not have any meaningful operations prior to the consummation of the Exchange,  the Exchange was treated as a recapitalization of
Next,  and accounted for on a historical  cost basis for all periods  presented.
Moreover,  the  financial  statements  set forth in this  report for all periods prior to  February 1, 2002 are the  financial  statements  of Next.  For further information on the Exchange,  please see the Current Report on Form 8-K filed by the Company with the  Securities  and Exchange  Commission on February 19, 2002,
and as amended by the Current Report on Form 8-K/A filed by the Company on April
8, 2002 (collectively, the "Form 8-K").

2.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The  condensed  consolidated  financial  statements  contained  herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation
S-B. Accordingly,  these financial statements do not include all the information and footnotes  required by generally accepted  accounting  principles for annual financial  statements.  In addition,  certain comparative figures presented have been  reclassified  to conform the prior  year's data to the  Company's  current financial statements.  In the opinion of management,  the accompanying condensed
consolidated   financial  statements  contain  all  the  adjustments   necessary
(consisting only of normal  recurring  accruals) to fairly present the financial position of the Company at May 31, 2002,  and its results of operations and cash flows for the three and six months ended May 31, 2001 and 2002.

Operating  results  for the six months  ended May 31,  2002 are not  necessarily indicative  of the  results  that may be  expected  for the fiscal  year  ending
November 30, 2002.

PRINCIPLES OF CONSOLIDATION

The accompanying  unaudited condensed  consolidated financial statements include the accounts of the Company and its wholly owned  subsidiaries.  All significant intercompany balances and transactions have been eliminated.

CUSTOMER CONCENTRATION

Sales to  three  customers  were  $1,680,972  (40.46%),  $984,000  (23.7%)  (CMJ
Ventures,  Inc  -see  Note  8,  Subsequent  Events)  and  $762,000  (18.3%)  and
$1,196,509  (38.56%) $208,895  (6.73%),  and $0 for the six months ended May 31,
2002 and 2001,  respectively.  At May 31,  2002  accounts  receivable  from such customers  were $997,081,  $955,611 and $0,  respectively.  The current  largest customer has been  operating as a debtor in  possession  under Chapter 11 of the
United States Bankruptcy Code since January 2002. This Company has an additional receivable  from this customer of $715,901,  which  resulted from sales prior to its debtor in  possession  filing.  The Company's  management  believes that its credit risk exposure,  based on current  information  available on the financial strength of its customers and previously  recorded  reserves,  is limited.  Such estimate could change in the future.

3.          INVENTORIES

Inventory is valued at the lower of cost or market.  Cost is  determined  by the first-in,  first-out method, and market represents the lower of replacement cost or net  realizable  value.  Inventories  as of May  31,  2002  consisted  of the following:

            Raw materials...........              $   2,657,368
            Work in process.........                    110,794
            Finished goods..........                     89,662
                                                      ---------
                                                  $   2,857,824
                                                      =========

4.          DEFERRED AND INCOME TAXES

Income  taxes have been  computed in  accordance  with  Statement  of  Financial
Accounting  Standards No. 109,  "Accounting for Income Taxes" ("SFAS 109"). This
standard  requires,  among other things,  recognition  of future tax expenses or
benefits,   measured  using  enacted  tax  rates,  attributable  to  taxable  or deductible  temporary  differences  between financial  statements and income tax reporting bases of assets and liabilities.

Next had  previously  elected  to be  treated  as an "S"  corporation  under the
Internal  Revenue Code and relevant state statutes.  As a result of the Exchange
(See Note 1), the taxable  status of Next as an S corporation  was terminated as of December 1, 2001. Accordingly, no provision or liability for federal or state income  taxes  has been  included  in the  accompanying  condensed  consolidated financial statements for the period from December 1, 2000 through May 31, 2001.

The Company  adopted the straight line method for its tax  depreciation  from an accelerated method, which was used by its predecessor prior to the Exchange. The effect of such  adoption,  if any,  will be reported over a four year period for tax purposes. Management believes that this method will not result in a material adverse  effect on the  Company's  operating  results  or tax  liability  in the current or future  periods.  The ultimate  realization of deferred tax assets is dependent  upon the attainment of forecasted  results of operations.  Management has taken these and other factors in consideration in recording the deferred tax estimate.

The tax effects of temporary  differences that give rise to significant portions of the  deferred  tax  asset and  liabilities  at May 31,  2002 are as  follows:

     Deferred tax asset and (liabilities):

             Accounts Receivable.........................  $   132,643
             Net operating loss carryforwards............      230,442
             Adoption of tax depreciation method.........     (183,600)
                                                           -----------
             Net deferred tax asset......................  $   179,485
                                                           ===========

5.          SHORT TERM AND LONG TERM DEBT

Short-term and long-term debt at May 31, 2002 consisted of the following:

                                                  Short Term          Long Term
                                               ----------------    -------------
    Revolving credit facility.............     $     3,405,329       $    --
    Notes payable.........................           1,300,000            --
    Line of credit........................             492,670            --
    Notes payable.........................             105,947           948,730
    Capital lease obligations.............              72,583           102,519
                                               ----------------    -------------
          Total...........................     $     5,376,529     $   1,051,249
                                               ================    =============

All of the Company's debt is  collateralized by various assets and guaranteed by its  principal  stockholders.  During the three months  ended May 31, 2002,  the
Company  satisfied  approximately  $500,000  of  maturing  short-term  notes and acquired a new bank line of credit for  approximately  $750,000  with a maturity date of October 2002 and interest payable at 7% annually.

6.          STOCKHOLDERS' EQUITY

Stockholders' Equity is comprised of the following:

                                                               At May 31, 2002
                                                             -------------------
                                                                 (unaudited)
Common stock, $.001 par value; 25,000,000
   shares authorized, 9,489,225 shares issued
   and outstanding.....................................  $               9,490
Subscriptions receivable...............................               (200,000)
Additional paid in capital.............................                565,483
Retained earnings......................................              1,148,075
                                                             -------------------
Total stockholders' equity.............................  $           1,523,048
                                                             ===================

During  the  quarter  ended  February  28,  2002,  the  Company  entered  into a subscription agreement ("Subscription  Agreement") with RAE & Company ("RAE"), a financial  consulting firm whose sole stockholder  serves as the Company's Chief
Financial  Officer.  Pursuant to this subscription  agreement,  RAE committed to purchase  750,000  shares of the Company's  common stock for $350,000,  of which
$125,000 was paid on February 1, 2002. The Subscription Agreement was amended on
May 1, 2002 to reduce the aggregate  purchase price of the stock to $325,000 and to extend  the  payment  due date of the  remaining  $200,000  to June 20,  2002
("Subscription  Receivable").  The Subscription Receivable, which is an asset to the Company,  is reflected as an asset and as a reduction of stockholders equity in the accompanying Balance Sheet.

Following the acquisition of Next pursuant to the Exchange,  the Company assumed the 2001 Next Stock Option Plan (the "Next Plan") and all  pre-existing  options granted  thereunder.  Pursuant to the terms of the Next Plan and the  assumption agreement,  any  options to acquire  shares of Next's  common  stock  previously granted under the plan shall be replaced  with options to acquire  shares of the
Company's  common stock.  503,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. These options are subject to forfeiture  should the grantee fail to be employed by the Company on the vesting date.

7.          EARNINGS PER SHARE

The Company accounts for earnings per share ("EPS") in accordance with Statement of Financial  Accounting  Standards ("SFAS") No. 128, "Earnings Per Share". SFAS
128 requires the  presentation of basic and fully diluted EPS. Basic and diluted
EPS for the three month and six month  periods  ended May 31, 2001 and 2002 were calculated  on the  basis  of the  weighted  average  number  of  common  shares outstanding  during  such  three and six month  periods,  divided  by the income available to common  stockholders.  The effect of the  recapitalization  of Next
(See Note 1) has been given retroactive application in the EPS calculation.  The common stock issued and outstanding  with respect to the  pre-Exchange  Sporting
Magic, Inc., and other shares issued, has been included since the effective date of the Exchange.

8.          SUBSEQUENT EVENTS

ACQUISITION OF CMJ VENTURES, INC.

Effective  June 1, 2002,  the Company  acquired  all the issued and  outstanding equity capital of CMJ Ventures,  Inc., a Florida corporation  ("CMJ"), in a like stock exchange for 1,400,000  shares of the Company's  common stock. The results of operations of CMJ will be included in the  condensed  consolidated  financial statements  of the  Company  commencing  June  1,  2002.  (see  Note  2-Customer
Concentration).

The Company has provided  certain  services and sold merchandise to CMJ prior to
the  effective  date  of  the  CMJ  acquisition.   All  intercompany  sales  and
transactions  will be  eliminated  in the  condensed  consolidated  statement of operations  subsequent to the acquisition  date All historical,  pro forma,  and other financial  information will be presented upon the Company's filing of Form
8 K/A in accordance with SEC time requirements.

NON-COMPETE AGREEMENT

On June 21, 2002, the Company amended the  non-compete  agreement it had entered into with its former  President in  connection  with the Exchange  (see Note 1).
Under the terms of the revised agreement, the non-compete period was extended to five years; the cash  consideration was reduced by $225,000;  the Company issued an  additional  110,000  shares  of  common  stock;  and  the  former  President surrendered all of his preferred stock in Next.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            Certain  statements  contained  in  this  Quarterly  Report  on Form
10-QSB,   including,   without  limitation,   statements  containing  the  words
"believe",  "anticipate,  "estimate",  "expect",  and words of  similar  import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking  statements.  The Company's actual results could differ materially from those anticipated in these  forward-looking  statements for many reasons,  including  the  risks  faced by the  Company  as  described  below and elsewhere in this report,  and in other documents the Company has filed with the
Securities and Exchange Commission.

            The discussion and analysis below should be read in conjunction with the  Form  8-K  and  the  unaudited  condensed  consolidated  interim  financial statements and the notes thereto included elsewhere in this report.

BACKGROUND INFORMATION

            The  Company  designs,  develops,  markets and  distributes  branded promotional  products and  imprinted  sportswear  throughout  the United  States primarily under licensing agreements.

PLAN OF OPERATIONS

            The Company's major current customers, prior to its acquisitions and other  expansion  programs,  have  been  comprised  primarily  of  national  and specialty  retail chains.  These customers have highly seasonal  business cycles with  peak  revenues  in the  second  half  of  the  calendar  year.  Therefore, historically, a large portion of the Company's sales have traditionally occurred in the months of May through November.

            To  offset  this  seasonal  pattern  of  sales  associated  with the
Company's  current  list of customers  and  distribution  base,  the Company has implemented the following:

     o    A strategic  sales and marketing  plan focused on the  diversification and expansion of the Company's  retail  customer  base,  along with an expansion of the products  offered by the Company.  For instance,  the
          Company  has  recently   acquired  the  license  to  manufacture   and
          distribute   products   bearing   various  "motor  sports"  logos  and
          trademarks that it intends to sell to existing  customers while at the same time attracting new ones.

     o    An aggressive  acquisition  program that targets  companies  servicing other segments of the  promotional  products and imprinted  sportswear industry  not  currently  serviced  by  the  Company,  especially  the corporate segment.  Such strategic acquisition targets will enable the
          Company to more effectively utilize its marketing and sales expertise, acquire  the ability to cross  distribute  its  branded  products  and licenses  throughout a wider  distribution base, lessen its dependency on retail customers and reduce overall  operating costs by merging its services and distribution facilities.

RECENT DEVELOPMENTS

            As discussed above, effective June 1, 2002, the Company acquired all of the issued and  outstanding  equity capital of CMJ in a like stock  exchange.
CMJ, a sales and marketing  company,  distributes  products  primarily under its license  programs,  the American  Biker(R) line, which specializes in motorcycle merchandizing,  and the Rag Tops Sportswear(R)  line, a premier line in the gift and souvenir markets. Additionally, CMJ operates a promotional products division that services major corporate clients and national  retailers.  CMJ's customers,

distribution  network  and  licenses  diversify,  complement,  and  bolster  the
Company's  existing  customer and  distribution  bases. The Company expects that future  sales and  earnings  will  continue to show strong  growth.  The Company further expects that the operations of CMJ will be integrated into the Company's operations  within  a  reasonable  time  period  without  incurring  significant expenses or other costs.

FUTURE ACQUISITIONS

            The Company is actively  engaged in  discussions  with various other
acquisition   candidates  and  expects  to  grow  through  the   combination  of
complimentary  businesses.  Management believes that additional  acquisitions by the Company will allow it to  diversify  its  customer  and  distribution  base;
lessen its dependence on current large customers and enhance  stockholder value.
Although the  Company's  management  believes  that these  acquisitions  will be completed in the near future, there are no definitive agreements with respect to any  such  acquisitions  and  there  can be no  assurances  that  they  will  be accomplished in the near term or at all.

RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statement  of  operations  for the three and six months ended May 31, 2001 and 2002. These statements should be read in conjunction with the audited financial statements of Next as filed in the Form 8-K.

                                          Three Month Periods Ended          Six Months Ended
                                                   May 31,                        May 31,
                                          -------------------------    --------------------------
                                             2001          2002           2001           2002
                                          -----------   -----------    -----------    -----------

                                          (unaudited)   (unaudited)    (unaudited)    (unaudited)
Sales .................................   $ 1,878,441   $ 2,177,383    $ 3,103,066    $ 4,160,427
Cost of sales .........................     1,412,630     1,630,085      2,292,217      3,118,630
                                          -----------   -----------    -----------    -----------
Gross profit ..........................       465,811       547,298        810,849      1,041,797
                                          -----------   -----------    -----------    -----------
Operating and Other Expenses:
   General and administrative .........       240,202       290,836        475,220        675,551
   Royalty and commission expense .....        83,201        65,472        167,700        220,512
   Corporate cost .....................          --         106,068           --          412,068
   Interest expense ...................        98,888        84,348        188,422        158,187
   Other income .......................          --          (5,725)       (25,001)       (24,809)
                                          -----------   -----------    -----------    -----------
      Total operating and other expense       422,291       540,999        806,341      1,441,509
                                          -----------   -----------    -----------    -----------
Income (loss) before income taxes .....        43,520         6,299          4,508       (399,712)
Provision (Benefit) of income taxes ...          --           7,013           --         (179,485)
                                          -----------   -----------    -----------    -----------
Net income (loss) .....................   $    43,520   $      (714)   $     4,508    $  (220,227)
                                          ===========   ===========    ===========    ===========

SALES

            Net Sales  increased  15.9% to $2,177,383 for the three months ended
May 31, 2002 from  $1,878,441 for the three months ended May 31, 2001. Net sales also  increased  34.1% to $4,160,427  for the six months ended May 31, 2002 from
$3,103,066  for the six  months  ended  May 31,  2002.  This  growth in sales is primarily  attributable to increased  orders from two of the Company's  existing customers.  Management  believes  that future  sales  growth will  primarily  be generated through the continued  diversification  and expansion of the Company's customer base and product offerings.

COST OF SALES

            Cost of sales  was  74.9% of the  Company's  net sales for the three months  ended May 31, 2002  compared to 75.2% for the three months ended May 31,
2001.  This  reduction in cost  resulted  chiefly from a reduction in the prices paid by the Company for raw  materials.  Cost of sales was 75% of the  Company's net sales for the six  months  ended May 31,  2002  compared  to 74% for the six

                                        8

months  ended  May 31,  2001.  This  increase  in cost of  sales  was  primarily attributable to the higher labor costs associated with the large number of short manufacturing runs that occurred in 2002.

            Expenses  included in cost of sales were  primarily  raw  materials, labor,  shipping supplies,  and the depreciation of both the Company's principal manufacturing  facility  in  Indiana  and its  equipment.  Depreciation  amounts included in the cost of sales were $76,446 for the six months ended May 31, 2002 compared to $70,644 for the six months ended May 31, 2001.

OPERATING AND OTHER EXPENSES

            General and  administrative  expenses  were  $290,836  (13.4% of net sales) for the three  months  ended May 31, 2002  compared  to $240,202  for the three  months  ended May 31,  2001.  General and  administrative  expenses  were
$675,551 for the six months ended May 31, 2002 (16.2% of net sales)  compared to
$475,220  for the six  months  ended May 31,  2001  (15.3% of net  sales).  This increase  in  expenses  primarily  resulted  from the  addition of new sales and licensing  personnel to further  expand and  diversify  the  Company's  existing customer base.

            Royalty and commission  expenses were $65,472 or 3% of net sales for the three months ended May 31, 2002 compared to $83,201 or 4.4% of net sales for the six months ended May 31, 2001.  Year-to-date royalty and commission expenses as of May 31, 2002 were  $220,512  or 5.3% of net sales  compared to $167,700 or
5.4% of net sales for the same period in 2001.

            To effectively implement its growth and acquisition plan, along with enabling the Company to meet its expanded  public  reporting  requirements,  the
Company has recently  hired a number of new full time personnel and retained the services of additional  legal,  accounting and investment  professionals.  While these actions have resulted in significant costs during the current period,  the
Company  believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification.  Total expenses incurred by the Company for such  internal and outside  professional  services for the three and six months ended May 31, 2002 were $106,068 and $412,068,  respectively. The
Company had no similar costs during the same period in the prior year.

            Interest  expense relates to the Company's short and long-term debt.
Interest expense was $84,348 for the three months ended May 31, 2002 compared to
$98,888  for the three  months  ended May 31,  2002.  Year-to-date  expense  was
$158,187 as of May 31, 2002 compared to $188,422 during the same period in 2001.
The primary  reason for this  reduced  interest  expense was a reduction  in the rates charged on the Company's debt.

            Other  income  is  comprised  primarily  of a  grant  from  a  local municipality  where the Company  operates  its  manufacturing  and  distribution facility.

            The  provision  for income  taxes for the three months ended May 31,
2002 was $7,013,  whereas no income tax provision  was recorded  during the same period in the prior year (see Note 4). The income tax provision during the three months ended May 31, 2002 was  attributable to a decrease in deferred tax assets recorded in the first  quarter.  Year-to-date,  the Company has recognized a tax benefit of $179,485,  which is  attributable  to the recognition of deferred tax assets arising from the Company's  year-to-date  net operating loss adjusted for by book and income tax  recognition  temporary  differences  related to accounts receivable and adoption of tax depreciation method.

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY - MAY 31, 2002 AND NOVEMBER
30, 2001:

            At May 31, 2002 working  capital was $799,780 a decrease of $861,927 from  working  capital at November  30,  2001 of  $1,661,707.  This  decrease in working  capital was  primarily  due to the  conversion of $792,670 in long-term debt to short term debt.

LIQUIDITY AND CAPITAL RESOURCES

            The Company  has  historically  financed  its  operations  through a combination  of  earnings  and debt.  The  Company's  principal  sources of debt financing  are its  revolving  line of credit with AmSouth  Bank and  promissory notes issued by First Federal Bank.  The AmSouth  credit  facility has a maximum limitation of $3,700,000,  of which  $3,405,329 has been drawn upon the Company.
This  credit  facility  matures  on July 31,  2002 and is  governed  by  various financial  covenants.  The First  Federal Bank  Promissory  Notes consist of one principal sum of $792,670 due May 2003 and another principal sum of $750,000 due
October 2002.

            The  Company  is  presently  in  discussions  with  several  lending institutions  that have  indicated  a desire to replace  the  Company's  current
revolving  credit  facility.   In  addition,   the  Company  believes  that  its
relationship  with its  existing  banks is such that they  would be  willing  to extend their  facilities  beyond the due date if  necessary.  Should the Company fail to secure a new credit  facility  following July 31, 2002 or default on any of its  promissory  notes,  it could lead to a materially  adverse affect on the
Company's liquidity and ability to finance operations.

            The  Company's  principal  use of  cash is for  operating  expenses, interest and  principal  payments on its  long-term  debt,  working  capital and capital  expenditures.  Cash used in operations for the six months ended May 31,
2002 was  $1,134,871  as compared to $766,119  for the six months  ended May 31,
2001. The increase in cash used stemmed primarily from increased working capital expenses.

            Cash used for  investing  activities  was $83,414 for the six months ended May 31, 2002  compared to $68,072 for the six months  ended May 31,  2001.
The  Company's  investing  activities  during these  periods was  primarily  the purchase of new equipment.

            Net cash provided by financing activities was $1,204,987 for the six months  ended May 31, 2002  compared to $744,993  provided  during for the three months  ended May 31, 2001.  This net  increase of $459,994  related to proceeds from bank loans that were offset by debt repayment.

                          PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)         Reports on Form 8-K

            The  Company  filed a Current  report on Form 8-K on April 30,  2002 under Item 5 - Other Events and Regulation FD Disclosure. The Company also filed a Current  Report on Form 8-K on June 17,  2002  under  Item 2 - Acquisition  or
Disposition of Assets and Item 7 - Financial Statements and Exhibits.

                                       10

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the
Registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                     SPORTING MAGIC, INC.

July 11, 2002                        By: /s/ Dan Cooke
                                         ---------------------------------------
                                         Dan Cooke
                                         Chairman

                                     By: /s/ Charles Thompson
                                         ---------------------------------------
                                         Charles Thompson
                                         Chief Financial Officer

                                       11