Form 10QSB
period 2002-08-31
SPORTING MAGIC INC
filed 2002-10-15
CIK 1071991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/X/    Quarterly  Report  pursuant  to  Section  13 or 15(d)  of the  Securities
       Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 2002

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

            The number of shares of Registrant's  common stock,  par value $.001 per share, issued and outstanding as of October 15, 2002 was 10,999,225.

                              SPORTING MAGIC, INC.

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.  Financial Information..............................................................................................1

            Condensed Consolidated Balance Sheet as of August 31, 2002......................................................1
            Condensed Consolidated Statements of Operations for the three and nine months ended
                  August 31, 2001 and 2002..................................................................................2
            Condensed Consolidated Statements of Cash Flows for the nine months ended

                           Part II - Other Information

Item 4.  Submission of Matters To a Vote of Security Holders...............................................................11

Item 6.  Exhibits and Reports on Form 8-K..................................................................................12

                                       ii

Item 1.   Financial Information

                              SPORTING MAGIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   At August 31,
                                                                       2002
                                                                   -------------
                                                                    (unaudited)
Assets

Current Assets:
   Cash ........................................................     $   151,845
   Restricted investment .......................................         277,848
   Accounts receivable, net ....................................       3,151,652
   Inventories .................................................       3,931,357
   Prepaid expenses ............................................         740,171
   Deferred taxes ..............................................         169,767
   Other current assets ........................................          44,532
                                                                     -----------
              Total current assets .............................       8,467,172
Property, plant and equipment, net .............................       1,871,455
Goodwill .......................................................         976,029
Other intangible assets, net ...................................         332,309
                                                                     -----------
              Total Assets .....................................     $11,646,965
                                                                     ===========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable ............................................     $ 1,796,659
   Accrued expenses and other current liabilities ..............         646,826
   Short-term debt and current maturities ......................       4,925,936
                                                                     -----------
              Total current liabilities ........................       7,369,421
   Long-term debt, less current maturities .....................       1,843,024
                                                                     -----------
              Total liabilities ................................       9,212,445
   Commitments and contingencies ...............................            --
   Stockholders' equity ........................................       2,434,520
                                                                     -----------
              Total Liabilities and Stockholders' Equity .......     $11,646,965
                                                                     ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                        2001            2002
                                                   -------------   -------------
                                                     (unaudited)     (unaudited)

Net sales ......................................   $  2,608,499    $  3,819,229
Cost of sales ..................................      1,894,876       2,481,735
                                                   ------------    ------------
Gross profit ...................................        713,623       1,337,494
General administrative and selling expenses ....        514,429       1,152,031
                                                   ------------    ------------
Operating income ...............................        199,194         185,463
Other expense ..................................        (86,491)       (113,023)
                                                   ------------    ------------
Income before provision for income taxes .......        112,703          72,440
Provision for income taxes .....................           --             9,718
                                                   ------------    ------------
Net income .....................................        112,703          62,722
                                                   ============    ============
Net income per share, basic and diluted ........   $       0.02    $       0.01
                                                   ============    ============
Weighted average shares outstanding ............      6,000,000      10,999,225
                                                   ============    ============

                                                    Nine Months Ended August 31,
                                                    ----------------------------
                                                         2001           2002
                                                    ------------    -----------
                                                     (unaudited)     (unaudited)

Net sales ........................................   $ 5,711,565    $ 7,979,656
Cost of sales ....................................     4,187,093      5,600,365
                                                     -----------    -----------
Gross profit .....................................     1,524,472      2,379,291
General administrative and selling expenses ......     1,157,349      2,460,162
                                                     -----------    -----------
Operating income .................................       367,123        (80,871)
Other expense ....................................      (249,912)      (246,401)
                                                     -----------    -----------
Income (loss) before benefit from income taxes ...       117,211       (327,272)
Benefit from income taxes ........................          --         (169,767)
                                                     -----------    -----------
Net income (loss) ................................       117,211       (157,505)
                                                     ===========    ===========
Net income per share, basic and diluted ..........   $      0.02    $     (0.02)
                                                     ===========    ===========
Weighted average shares outstanding ..............     6,000,000      9,206,791
                                                     ===========    ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months ended August 31,
                                                                   ----------------------------
                                                                        2001           2002
                                                                   ------------   -------------
                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
     Net income (loss) .........................................   $   117,211    $  (157,505)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization .............................       127,377        229,638
     Bad debt expense ..........................................        87,256         69,324
     Deferred taxes ............................................          --         (169,767)
     Changes in operating assets and liabilities:
         Accounts receivable ...................................    (1,172,196)       388,506
         Inventories ...........................................      (311,920)      (667,023)
         Prepaid expenses ......................................         8,207       (420,879)
         Other assets ..........................................       (13,749)       (40,534)
         Accounts payable ......................................       413,517       (756,825)
         Accrued expenses and other liabilities ................        68,040        376,876
                                                                   -----------    -----------
               Total adjustments ...............................      (793,468)      (990,684)
                                                                   -----------    -----------
Net cash used in operating activities ..........................      (676,257)    (1,148,189)
                                                                   -----------    -----------
Cash flows from investing activities:
     Purchases of property, plant and equipment ................       (83,739)      (195,545)
     Cash paid for acquisition costs ...........................          --         (366,180)
     Cash received from acquisition ............................          --           80,846
                                                                   -----------    -----------
     Net cash used in investing activities .....................       (83,739)      (480,879)
                                                                   -----------    -----------
Cash flows from financing activities:
    Proceeds from loans and notes payable, bank ................       715,724      7,629,790
    Repayments of long terms debt, loans and notes payable, bank          --       (6,288,051)
    Due from stockholder .......................................                        8,859
    Issuance of common stock ...................................          --          325,103
                                                                   -----------    -----------
Net cash provided by financing activities ......................       715,724      1,675,701
                                                                   -----------    -----------
Net increase (decrease) in cash ................................       (44,272)        46,633
Cash, beginning of period ......................................        80,993        105,212
                                                                   -----------    -----------
Cash, end of period ............................................   $    36,721    $   151,845
                                                                   ===========    ===========

Supplemental Information:
Cash paid during the period for interest .......................   $   252,987    $   246,008
                                                                   ===========    ===========
Cash paid during the period for income taxes ...................   $      --      $      --
                                                                   ===========    ===========

Noncash Investing and Financing Activities:
Purchase of equipment through capital leases ...................   $    55,960    $   142,183
Equity securities issued in connection with the acquisition of
    CMJ Ventures, Inc. .........................................          --      $   606,200

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                              SPORTING MAGIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Organization and Operations of Company

Pursuant to the terms and conditions of a stock exchange consummated on February
1, 2002, Sporting Magic, Inc., a Delaware corporation ("SPMA"), acquired all the issued and  outstanding  common  equity of Next,  Inc.,  a Delaware  corporation
("Next" or the  "Company")  engaged in the design,  development,  marketing  and distribution  of branded  promotional  products and  imprinted  sportswear  (the
"Exchange").  Since  SPMA did not have any  meaningful  operations  prior to the consummation of the Exchange,  the Exchange was treated as a recapitalization of
Next,  and accounted for on a historical  cost basis for all periods  presented.
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

2.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The  condensed  consolidated  financial  statements  contained  herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation
S-B. Accordingly,  these financial statements do not include all the information and footnotes  required by generally accepted  accounting  principles for annual financial  statements.  In addition,  certain comparative figures presented have been  reclassified  to conform the prior  year's data to the  Company's  current financial statements.  In the opinion of management,  the accompanying condensed
consolidated   financial  statements  contain  all  the  adjustments   necessary
(consisting only of normal  recurring  accruals) to fairly present the financial position of the Company at August 31, 2002,  and its results of  operations  and cash flows for the three and nine months ended August 31, 2001 and 2002.

Operating  results for the nine months ended August 31, 2002 are not necessarily indicative  of the  results  that may be  expected  for the fiscal  year  ending
November 30, 2002.

Principles of Consolidation

The accompanying  unaudited condensed  consolidated financial statements include the accounts of the Company and its wholly owned  subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Customer Base

Historically,  the  Company's  customer  base has been  comprised  primarily  of national and regional mass merchandise and specialty  retailers.  However,  with the acquisition of CMJ Ventures Inc.  ("CMJ"),  which sells to over five hundred specialty retailers,  and the introduction of additional major product lines and distribution  channels,  such as its Motor  Sports  Division,  which  sells to a dealer network of over nine hundred customers, the Company is actively expanding its customer base.  For instance,  during the nine months ended August 31, 2002, the Company  acquired  four new mass  merchant  retail  customers  and generated approximately  90.5%  of its  sales  from  ten  customers  and new  distribution channels  compared to three customers for the same period last year. As a result of the this  effort,  the  Company has  lessened  its  dependence  on one of its largest  customers,  which has been  operating as a debtor in  possession  under
Chapter 11 of the United States  Bankruptcy Code since January 2002.  During the nine months ended August 31, 2002, sales to this customer were $2,868,151 (35.9%
of sales)  compared  to  $2,792,659  (48.9% of sales) for same period last year.
During the three  months  ended August 31,  2002,  sales to this  customer  were
$1,402,109 (36.7% of sales) compared to $1,596,152 (61.2% of sales) for the same period last year. While the Company expects that the dependency on this customer will continue to decrease in future periods,  there can be no assurance that the
Company's efforts will be successful.  At August 31, 2002,  accounts  receivable from such customer was $1,385,461, all of which is within its terms and of which
$710,000  has  been  collected  to  date.  The  Company  has an  additional  net receivable  from this customer of $382,901,  which  resulted from sales prior to its debtor in  possession  filing.  The Company's  management  believes that its credit risk exposure,  based on current  information  available on the financial strength of its customers and previously  recorded  reserves,  is limited.  Such estimate could change in the future.

New Pronouncements

SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets";
SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB
Statement  No. 13, and Technical  Corrections";  SFAS No. 146,  "Accounting  for
Costs  Associated with Exit or Disposal  Activities" and SFAS No.141,  "Business
Combinations,"  all became effective for the Company during 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company's financial statements.

SFAS No. 142,  "Goodwill and Other  Intangible  Assets" became effective for the
Company during 2002. SFAS 142 requires,  among other things,  the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the
reclassification  of  certain  existing  recognized   intangibles  as  goodwill,
reassessment   of  the  useful   lives  of  existing   recognized   intangibles,
reclassification  of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment  of  goodwill.  SFAS 142 also  requires  the  Company  to  complete a transitional goodwill impairment test six months from the date of adoption.  The provisions  of these  interpretations  that are  applicable  to the Company were implemented on a prospective  basis as of January 1, 2002, which had no material effect on the Company's financial statements.

3.          Inventories

Inventory is valued at the lower of cost or market.  Cost is  determined  by the first-in,  first-out method, and market represents the lower of replacement cost or net  realizable  value.  Inventories  as of August 31, 2002  consisted of the following:

            Raw materials...........                  $      3,382,574
            Work in process.........                           218,645
            Finished goods..........                           330,138
                                                      ----------------------
                                                      $      3,931,357
                                                      ======================

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

Next had  previously  elected  to be  treated  as an "S"  corporation  under the
Internal  Revenue Code and relevant state statutes.  As a result of the Exchange
(See Note 1), the taxable  status of Next as an S corporation  was terminated as of December 1, 2001. Accordingly, no provision or liability for federal or state income  taxes  has been  included  in the  accompanying  condensed  consolidated financial  statements  for the period from  December 1, 2000 through  August 31,
2001.

The ultimate realization of deferred tax assets is dependent upon the attainment of  forecasted  results  of  operations.  Management  has taken  these and other factors into  consideration  in recording  the  deferred tax  estimate.  The tax effects of temporary  differences that give rise to significant  portions of the deferred tax asset and liabilities at August 31, 2002 are as follows:

Deferred tax asset and (liabilities):

                     Accounts receivable....................         $   142,296
                     Net operating loss carryforwards.......             211,071
                     Adoption of tax depreciation method....            (183,600)
                                                                     ------------
                     Net deferred tax asset.................         $   169,767
                                                                     ============

5.          Short Term and Long Term Debt

Short-term and long-term debt at August 31, 2002 consisted of the following:

                                      Short Term   Long Term
                                      ----------   ---------
          Revolving credit facility   $3,678,622   $     --
          Notes payable ...........    1,021,444         --
          Notes payable ...........      155,512    1,731,849
          Capital lease obligations       70,358      111,175
                                      ----------   ----------
                Total .............   $4,925,936   $1,843,024
                                      ==========   ==========

All of the Company's debt is  collateralized by various assets and guaranteed by certain of its principal stockholders. The Company extended the maturity date of two notes aggregating to $795,711 from May 3, 2003 to December 1, 2003.

6.          Stockholders' Equity

Stockholders' Equity is comprised of the following:

                                                           At August 31,
                                                               2002
                                                           -------------
                                                           (unaudited)
Common stock, $.001 par value; 25,000,000 shares
    authorized, 10,999,225 shares issued and outstanding   $    11,000
Additional paid in capital .............................     1,267,973
Retained earnings ......................................     1,210,797
Unearned compensation ..................................       (55,250)
                                                           -----------
Total stockholders' equity .............................   $ 2,434,520
                                                           ===========

RAE & Company ("RAE"), a financial consulting firm whose sole stockholder is the Company's Chief Financial Officer, purchased 750,000 shares of the Company's common stock for $325,000.

The Company  assumed the 2001 Next Stock  Option Plan (the "Next  Plan") and all
pre-existing options granted thereunder.  Pursuant to the terms of the Next Plan and the  assumption  agreement,  any options to acquire  shares of Next's common stock  previously  granted  under the plan  shall be  replaced  with  options to acquire shares of the Company's common stock.  503,000 options have been granted under the Plan,  with each option  vesting on the  two-year  anniversary  of the grant date.  These options are subject to forfeiture  should the grantee fail to be employed by the Company on the vesting  date and are being  amortized  over a two year period.

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
128 requires the  presentation of basic and fully diluted EPS. Basic and diluted
EPS for the three month and nine month  periods  ended  August 31, 2001 and 2002 were  calculated  on the basis of the weighted  average  number of common shares outstanding  during  such  three and nine month  periods,  divided by the income available  to  common  stockholders.  Outstanding  stock  options  have not been considered in the  computation  of diluted  earnings per share amounts since the
effect  of  their   inclusion   would  not  be  material.   The  effect  of  the
recapitalization of Next (See Note 1) has been given retroactive  application in the EPS calculation. The common stock issued and outstanding with respect to the pre-Exchange  Sporting Magic,  Inc., and other shares issued,  has been included since the effective date of the Exchange.

8.          Recent Developments

Acquisition of CMJ Ventures, Inc.

Effective  June 1, 2002,  the Company  acquired  all the issued and  outstanding equity capital of CMJ Ventures,  Inc., a Florida corporation  ("CMJ"), in a like stock  exchange  for  1,400,000  shares  of the  Company's  common  stock  ("CMJ
Acquisition").  The results of  operations  of CMJ are included in the condensed consolidated  financial  statements of the Company  commencing June 1, 2002. The
Company has provided  certain  services and sold merchandise to CMJ prior to the effective date of the CMJ acquisition.  All intercompany  sales and transactions have been eliminated in the condensed consolidated  statements since the date of the acquisition.

The acquisition  was accounted for as a purchase,  and  accordingly,  assets and liabilities  were  valued  in  terms  of  their  current  condition  as  at  the acquisition  date.  Intangible  assets  recorded  pursuant  to  the  acquisition valuation are subject to  adjustment,  if necessary,  over a twelve month period from the  acquisition  date.  For further  information  on the CMJ  Acquisition, historical,  pro  forma,  and other  financial  information,  including  but not limited to the purchase price allocation,  please see the Current Report on Form
8-K filed by the Company with the Securities and Exchange Commission on June 17,
2002, and as amended by the Current Report on Form 8-K/A filed by the Company on
August 15,  2002.  The  following  pro-forma  condensed  combined  statement  of operations has been prepared as if the  acquisition of CMJ was consummated as of the beginning of each of the periods presented herein.  The pro-forma results of operations  are not  necessarily  indicative of the combined  results that would have been achieved had the acquisition  occurred at the beginning of the period, nor is it necessarily  indicative of the results of operations that may occur in the future:

                                                Pro-Forma Statement of Operations
                                                  Nine Months Ended August 31,
                                                 -------------------------------
                                                      2001             2002
                                                 -------------  ----------------
                                                  (unaudited)     (unaudited)

Net sales ....................................   $  7,003,722   $  8,350,728
Expenses .....................................      6,766,528      8,588,844
                                                 ------------   ------------
Net income (loss) ............................        237,194       (238,116)
                                                 ============   ============
Net income (loss) per share, basic and diluted   $       0.03   $      (0.02)
                                                 ============   ============
Weighted average shares outstanding ..........      7,400,000     10,136,727
                                                 ============   ============

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

Plan of Operations

            The Company's major current customers, prior to its acquisitions and other  expansion  programs,  have  been  comprised  primarily  of  national  and specialty  retail chains.  These customers have highly seasonal  business cycles with peak  revenues in the second half of the calendar  year.  Therefore,  large portions of the Company's sales have traditionally occurred in the months of May through November.

            To  offset  this  seasonal   pattern  of  sales,   the  Company  has
implemented the following:

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

Results of Operations

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statement of  operations  for the three and nine months ended August 31, 2001 and 2002. These  statements  should be read in conjunction with the audited financial statements of Next as filed in the Form 8-K.

                                                                Three Months Ended             Nine Months Ended
                                                                     August 31,                    August 31,
                                                             ---------------------------    --------------------------
                                                                  2001          2002           2001            2002
                                                             ------------    -----------    ------------   -----------
                                                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net sales.................................................    $ 2,608,499    $ 3,819,229    $ 5,711,565    $ 7,979,656
Cost of sales .............................................     1,894,876      2,481,735      4,187,093      5,600,365
                                                              -----------    -----------    -----------    -----------
Gross profit ..............................................       713,623      1,337,494      1,524,472      2,379,291
                                                              -----------    -----------    -----------    -----------
Operating and Other Expenses:
   General and administrative .............................       325,416        489,159        800,636      1,164,710
   Royalty and commission expense .........................       189,013        398,934        356,713        619,446
   Corporate cost .........................................          --          291,185           --          703,253
   Interest expense .......................................       103,029         96,775        291,451        254,962
   Other income ...........................................       (16,538)       (10,999)       (41,539)       (35,808)
                                                              -----------    -----------    -----------    -----------
      Total operating and other expense ...................       600,920      1,265,054      1,407,261      2,706,563
                                                              -----------    -----------    -----------    -----------
Income (loss) before income taxes .........................       112,703         72,440        117,211       (327,272)
Provision (Benefit) of income taxes .......................          --            9,718           --         (169,767)
                                                              -----------    -----------    -----------    -----------
Net income (loss)..........................................   $   112,703    $    62,722    $   117,211    $  (157,505)
                                                              ===========    ===========    ===========    ===========

Net Sales

            Net sales increased  46.4% to $3,819,229  (three months ended August
31,  2002) from  $2,608,499  (three  months ended  August 31,  2001).  Net sales increased  39.71% to  $7,979,656  (nine  months  ended  August  31,  2002)  from
$5,711,565  (nine  months  ended  August  31,  2001).  This  growth  in sales is primarily attributable to increased sales to the Company's four largest existing customers  supplemented  by two new mass merchant  accounts  recently  acquired.
Additionally,  the Company  has  expanded  its product  line sales at two of its large specialty retail customers.  Management  believes that future sales growth will  continue  primarily  through  the  diversification  and  expansion  of the
Company's customer base and its expanded product offerings.

Cost of Sales

            Cost of sales  was  65.0% of the  Company's  net sales for the three months ended August 31, 2002 compared to 72.6% for the three months ended August
31, 2001. This reduction in cost resulted chiefly from a reduction in the prices paid by the Company for raw materials combined with the favorable product mix of sales.  Cost of sales was 70.2% of the  Company's  net sales for the nine months ended  August 31, 2002  compared to 73.3% for the nine months  ended  August 31,
2001. The decrease in cost of sales was primarily  attributable to the favorable sales product mix.

            Expenses  included in cost of sales were  primarily  raw  materials, labor,  shipping supplies,  and the depreciation of both the Company's principal manufacturing  facility  in  Indiana  and its  equipment.  Depreciation  amounts included in the cost of sales were $145,541 for the nine months ended August 31,
2002 compared to $97,727 for the nine months ended August 31, 2001.

Operating and Other Expenses

            General and  administrative  expenses  were  $489,159  (12.8% of net sales) for the three months ended August 31, 2002 compared to $325,416 (12.5% of sales) for the three months ended  August 31, 2001.  General and  administrative expenses were  $1,164,710  (14.6% of net sales) for the nine months ended August
31, 2002  compared to  $800,636  (14.0% of net sales) for the nine months  ended
August 31, 2001. This increase in expenses  primarily resulted from the addition of new sales and  licensing  personnel  to  further  expand  and  diversify  the
Company's existing customer base.

            Royalty and commission  expenses were $398,934 (10.45% of net sales)
for the three months ended  August 31, 2002  compared to $189,013  (7.25% of net sales) for the three  months ended  August 31,  2001.  Year-to-date  royalty and commission  expense  as of August  31,  2002 was  $619,446  (7.8% of net  sales)
compared  to  $356,713  (6.3% of net  sales)  for the same  period in 2001.  The increase in expense was  directly  related to sales  increase and sales mix with higher royalty expense percentages.

            To effectively implement its growth and acquisition plan, along with enabling the Company to meet its expanded  public  reporting  requirements,  the
Company has recently  hired a number of new full time personnel and retained the services of additional  legal,  accounting and investment  professionals.  While these actions have resulted in significant costs during the current period,  the
Company  believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification.  Total expenses incurred by the Company for such  internal and outside  professional  services for the three and nine months ended August 31, 2002 were $291,185 and $703,253,  respectively.
The Company had no similar costs during the same period in the prior year.

            Interest  expense relates to the Company's short and long-term debt.
Interest expense was $96,775 for the three months ended August 31, 2002 compared to $103,029 for the three months ended August 31, 2001. Year-to-date expense was
$254,962  as of August 31, 2002  compared to $291,451  during the same period in
2001. The primary reason for the reduced interest expense was a reduction in the rates charged on the Company's debt.

            Other  income  is  comprised  primarily  of a  grant  from  a  local municipality  where the Company  operates  its  manufacturing  and  distribution facility.

            The provision for income taxes for the three months ended August 31,
2002 was $9,718,  whereas no income tax provision  was recorded  during the same period in the prior year (see Note 4). The income tax provision during the three months  ended  August 31, 2002 was  attributable  to a decrease in deferred  tax assets recorded in the first quarter. Year-to-date, the Company has recognized a tax benefit of $169,767,  which is  attributable  to the recognition of deferred tax assets arising from the Company's  year-to-date  net operating loss adjusted for by book and income tax recognition temporary differences.

Financial  Position,  Capital  Resources,  and  Liquidity  - August 31, 2002 and
November 30, 2001:

            At August 31, 2002 working  capital was  $1,097,751,  representing a decrease of $563,956  from working  capital at November 30, 2001 of  $1,661,707.
This decrease in working  capital was primarily due to the seasonal  increase in working  capital debt of  $2,031,702,  offset by the  conversion  of $792,670 in short-term debt to long-term debt.

Liquidity and Capital Resources

            The Company  has  historically  financed  its  operations  through a combination  of  earnings  and debt.  The  Company's  principal  sources of debt financing  are its  revolving  line of credit with AmSouth  Bank and  promissory notes issued by First Federal Bank.  The AmSouth  credit  facility has a maximum limitation of $3,700,000, of which $3,678,622 has been drawn upon by the Company as of August 31, 2002. This credit  facility  matures on October 31, 2002 and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one  principal  sum of  $795,711  due  December  1, 2003 and  another principal sum of $750,000 due December 5, 2002.

            The  Company  is  presently  in  discussions  with  several  lending institutions  that have  indicated  a desire to replace  the  Company's  current
revolving  credit  facility.   In  addition,   the  Company  believes  that  its
relationship  with its  existing  banks is such that they  would be  willing  to extend their  facilities  beyond the due date if  necessary.  Should the Company fail to secure a new credit facility following maturity or default on any of its promissory notes, it would lead to a materially  adverse affect on the Company's liquidity and ability to finance operations.

            The  Company's  principal  use of  cash is for  operating  expenses, interest and  principal  payments on its  long-term  debt,  working  capital and capital  expenditures.  Cash used in operations for the nine months ended August
31, 2002 was $1,148,189 as compared to $676,257 for the nine months ended August
31, 2001. The increase in cash used stemmed  primarily  from  increased  working capital expenses.

            Cash used for investing  activities was $480,879 for the nine months ended  August 31, 2002  compared to $83,739 for the nine months ended August 31,
2001. The Company's investing  activities during these periods was primarily the purchase of new equipment.

            Net cash provided by financing  activities  was  $1,675,701  for the nine months ended August 31, 2002 compared to $715,724 for the nine months ended
August 31,  2001.  This net increase of $959,977  related to proceeds  from bank loans that were offset by debt and repayment of debt.

                          PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

            Our Annual  Meeting  of  Stockholders  was held on August 15,  2002.
Votes were cast with  respect to the  election of six  directors of the Board of
Directors to serve until the 2002 Annual Meeting of Stockholders as follows:

                                                                   Number of Shares of Common
                                 Number of Shares of Common     Stock as to which Authority to Vote
Nominees                            Stock Voted in Favor                   was Withheld
--------                            --------------------                   ------------

Dan F. Cooke                               9,500,023                           484
William B. Hensley, III                    9,500,023                           484
Sean M. Garber                             9,500,023                           484
Ronald J. Metz                             9,500,023                           484
G. Michael Cross                           9,500,023                           484
Salvatore Geraci                           9,500,023                           484

At the Annual Meeting, the stockholders also approved the following:

       1.     An amendment to the Company's  Certificate of  Incorporation  by a
              vote of 9,161,258  shares in favor,  503 shares against,  with the holders of 50 shares  abstaining.  This amendment:  (i) authorized the board of  directors  to change  the name of the  Company  from
              Sporting  Magic,  Inc. to Next Inc. (ii) updated the provisions of the Certificate of  Incorporations  to be consistent with Delaware law (iii) increased the authorized  common stock to 50,000,000 and
              (iv)  provided  for the  issuance  of up to  10,000,000  shares of
              "blank check" preferred stock;

       2.     Adoption  of the 2002  Stock  Option  Plan by a vote of  9,160,199 shares in favor,  1,152  shares  against,  with the holders of 460 shares abstaining.; and

       3.     Ratification  of the  appointment of Marcum &  Kliegman LLP as the  independent  auditors for the fiscal year ending November 30,
              2002 by a vote of 9,499,884  shares in favor,  417 shares against, with the holders of 206 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K

(a)         Exhibits

            99.1          Certfication  of Chief  Executive  Officer  and  Chief
                          Financial Officer pursuant to 18 U.S.C.  1350, Section
                          906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

            The  Company  filed a Current  report  on Form 8-K on July 17,  2002 under Item 8 - Change in Fiscal Year. The Company also filed a Current Report on
Form 8-K/A on August 15, 2002 under Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the
Registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                                SPORTING MAGIC, INC.

October 15, 2002                                By: /s/ Dan Cooke
                                                    ----------------------------
                                                    Dan Cooke
                                                    Chief Executive Officer

                                                By: /s/ Charles Thompson
                                                    ----------------------------
                                                    Charles Thompson
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

                                 CERTIFICATIONS

          I, Dan Cooke,  Chairman  of the Board and Chief  Executive  Officer of
Sporting Magic, Inc., certify that:

          (1) I have reviewed this  quarterly  report on Form 10-QSB of Sporting
Magic, Inc.;

          (2) Based on my knowledge,  this quarterly report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary in order to make the statements made, in light of the circumstances  under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

          (3)  Based  on my  knowledge,  the  financial  statements,  and  other financial  information included in this quarterly report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  quarterly report;

          (4) The registrant's  other  certifying  officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period during which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly  report our conclusions  about the effectiveness of the Company's  disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's  other  certifying  officer and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of the  registrant's  board of directors  (or persons  performing  the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal  controls  which could  adversely  affect the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
management or other  employees who have a significant  role in the  registrant's internal controls; and

          (6) The registrant's  other certifying officer and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

                                          /s/ Dan Cooke
                                          --------------------------
                                          Dan Cooke
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

          I, Charles Thompson,  Chief Financial Officer of Sporting Magic, Inc.,
certify that:

          (1) I have reviewed this  quarterly  report on Form 10-QSB of Sporting
Magic, Inc.;

          (2) Based on my knowledge,  this quarterly report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary in order to make the statements made, in light of the circumstances  under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

          (3)  Based  on my  knowledge,  the  financial  statements,  and  other financial  information included in this quarterly report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this  quarterly report;

          (4) The registrant's  other  certifying  officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period during which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly  report our conclusions  about the effectiveness of the Company's  disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's  other  certifying  officer and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of the  registrant's  board of directors  (or persons  performing  the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal  controls  which could  adversely  affect the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
management or other  employees who have a significant  role in the  registrant's internal controls; and

          (6) The registrant's  other certifying officer and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

                                         /s/ Charles Thompson
                                         --------------------------
                                         Charles Thompson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

