Form 10KSB
period 2002-11-30
SPORTING MAGIC INC
filed 2003-03-14
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2002

Commission File Number 333-50948

NEXT, INC.

(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4675095 (I.R.S. Employer Identification No.)

7625 Hamilton Park Drive, Suite 12
Chattanooga, Tennessee 37421
(Address and zip code of principal executive offices)

Issuer’s telephone number, including area code: (423) 296-8213

Securities registered pursuant to Section 12(b) of the Act: Common Stock, .001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenue for the fiscal year ended November 30, 2002 was $12,451,000.

As of February 28, 2003 the aggregate market value of the Company’s common stock was approximately US $1,592,898, which value, solely for the purposes of this calculation, excludes common stock by the Company’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of shares of the Issuer’s common stock issued and outstanding as of February 28, 2003 was 11,201,837.

FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words “believe,” “are of the opinion of,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1, Risk Factors; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; our ability to effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our ability to maintain satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

NEXT INC.

PART I

ITEM 1.         BUSINESS

Organization and Business

Next, Inc., a Delaware corporation (“NEXT” or the “Company”) formed on January 2, 1987, is the parent company of three wholly-owned operating subsidiaries: (i) Next Marketing Inc., a Delaware corporation (“Next Marketing”), (ii) Blue Sky Graphics, Inc., a Delaware corporation (“Blue Sky”), and (iii) CMJ Ventures, Inc., a Florida corporation (“CMJ”). The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

The Company’s management (“Management”) believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of the growth opportunities in the marketplace. Management believes that Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002, to $11.3 billion. To maximize its potential, the Company has, over the past two years, significantly expanded its license program to include the following:

•          NEXT has accumulated about 200 licenses and agreements to distribute its College Wear USA™ line for every major college and university;

•          NEXT has entered into licensing agreements with Chevy®, Pontiac ®, Dodge® and GMC®® to utilize their respective “branded” logos for the RPM Sports USA™ Motor Sports line, targeting the automotive dealership network consisting of approximately 6,000 auto dealers, and the NASCAR market, the largest spectator sport in the nation;

•          NEXT’s proprietary designs include American Biker™, American Wildlife™, Ragtops Sportswear™ and ; Cadre Athletic™ amongst others;

•          NEXT has acquired the exclusive license for distribution of the Kentucky Derby products;

•          NEXT has major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® to utilize their “branded” logos for the “Beer Wear USA”™ product line.

NEXT is continuously reviewing additional licensing programs and proprietary designs to further expand its licensing program and proprietary design portfolio.

Operations

NEXT is one of the dominant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•          Best quality with the lowest cost providers of imprinted sportswear in the United States. Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of cost effectively sourcing its products from international suppliers in the Far East, Mexico and the Caribbean. The Company’s low cost operations facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as (a) for customized imprinted sportswear that due to the uniqueness of the product, is not suited for the standardized long runs of offshore production (b) to meet requirements for “hot markets” reorders of just in time inventory such as for major sporting events, and (c) where demand exceeds forecasts leading to the need for quick replenishment orders. This facility has the capability to produce both imprinted and embroidered products and was organized by industry experts incorporating a sophisticated inventory management system with emphasis on automation of the manufacturing process effort, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to reduce costs, shorten delivery time and enhance quality control of our products.

•          Excellent Design and Merchandising Staff. We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment, consistency in our product variety, offers the customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less that industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.

•          Upscale brand identity. The Company offers a style of products that are built on quality and strong imagery. Our marketing themes revolve around college and university brands, motor sports, golf, tennis, outdoor lifestyle, motorcycle biking, fishing, water sports, and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the retail level with specialized planograms and displays that present our lines as distinctive collections. The Company’s target is an upscale consumer in casual settings, college and sporting activities, or relaxed weekend environments. We believe that our consumers are seeking a refined level of product quality and distinctiveness, and our designs, manufacturing standards and marketing are structured accordingly.

Information Systems

We employ a fully integrated, real-time management information system that is specifically designed for our industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard cost system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by our production personnel, sales are tracked by our merchandisers in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. Our product development team utilizes sophisticated computer-aided design software to meet their design, collaboration and specification customer requirements. We also have a remote-order entry system for our sales force, allowing them to monitor and establish sales plans and communicate order specifics. Customer service personnel receive this uploaded information daily and have real-time access to inventory availability.

This comprehensive information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2002, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

Competition

The promotional products and imprinted sportswear industry is highly competitive. Dun and Bradstreet estimates that there are over 19,000 promotional product companies in North America. According to Promotional Products Association International, the top 40 companies’ sales represented $3.2 billion or less than one-fifth of the industry’s total sales of $17.9 billion in 2000. Our primary distribution channels are highly fragmented with substantial competition from other distributors of promotional products. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which Management believes enhance the Company’s brand. However, many of our competitors may be significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products.

Customer Base

During the past two years NEXT has made a concerted effort to expand its customer base. As a result of this effort NEXT has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program will be evident in the fiscal year 2003 and beyond. We are of the opinion that the Company has an excellent reputation in the marketplace, and that it is recognized for innovative and creative artwork, quality products and services, and on-time delivery. The following represent a cross section of the Company’s larger customers segregated by distribution channel:

National Retail Merchants: Goody’s, Kohl’s, Sears, K-Mart, Wal Mart, Dillard’s
Specialty Retailers: Cracker Barrel, Tractor Supply Corporation, Paradies, W. H. Smith
Sporting Goods Chains: Sports Authority, Bass Pro Shops, MC Sports, Gart’s, Galyans, Bob’s
Corporate Accounts and College Book Stores: General Electric, Alpine, Superior Essex, Nebraska Book Company
Food & Drug Chains: Kroger’s, Mini Mart, Stay Mart
Motor Sports: Dodge, Pontiac, Chevy, GMC, dealer networks (approximately 6,000 dealers), and the NASCAR market, the largest spectator sport in the nation, Motorcycle Dealers, Gift Shops

Growth Strategy

The industries in which the Company competes are highly fragmented with no one or group of companies holding a dominant market share. Given this, Management believes that there are significant growth opportunities available to the Company as follows:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002, to $11.3 billion. Over the past two years the Company has significantly expanded its license program.

E-Commerce. Recently, the Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant are www.collegewearusa.com™; www.rpmsportswearusa.com™(functional March 1, 2003); and www.americanbiker.net™ . The Company plans on establishing additional e-commerce web sites as other product lines (i.e. www.beerwearusa.com™ (functional April 1, 2003) promoting the Beer Wear USA™ product line) are established.

Increased Marketing of the Company’s Proprietary Designs. The Company has developed several proprietary designs that Management believes will increase its penetration into existing customer base and broaden its product offering to new accounts. The proprietary designs cover a broad spectrum of themes such as: American Wildlife® (outdoor activities), American Classic ® (golf and automotive), American Biker® (motorcycles), and Cadre Athletic® (college and athletics), amongst others.

Strategic Mergers and Acquisitions

The Company plans to grow through selective strategic mergers and acquisitions. Management believes that there are a number of quality merger candidates that will enable it to expand and diversify its presence in the marketplace. The Company’s key acquisition criteria include: proven historical success, diverse customer base, and companies that possess a reputation for quality in the marketplace.

Industry

NEXT operates in two interrelated industries – the promotional products and imprinted sportswear industries. The promotional products industry is estimated to generate approximately $17.9 billion in revenue on an annual basis. It is a rapidly growing industry that has more than tripled in size over the last ten years. The industry is highly fragmented consisting mainly of privately held smaller companies with no dominant positions. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports related sector increased by 8% during the year ended December 31, 2002, to $11.3 billion. Management believes that it has developed a solid base of licenses and customers from which to build upon and additionally has an excellent reputation in the marketplace.

Promotional Products Industry. The promotional products industry is a niche industry that is comprised of thousands of companies that distribute products bearing designs, logos, names, or catchy phrases. Examples of the products distributed by the companies in the industry include: imprinted sportswear, key chains, coffee mugs, pens, golf balls, mouse pads, clocks, etc. It is estimated that 30% or just over $5 billion of all promotional products sold are imprinted sportswear (wearables) products making imprinted sportswear, by far, the number one selling product of all promotional products sold.

According to Promotional Products Association International (PPAI), a trade organization for the promotional products industry, sales of promotional products in 2000 were approximately $17.9 billion. This represented an increase of roughly 20% over prior year. The industry has experienced exceptional growth over the last ten years growing in sales from $5.0 billion in 1990 to $17.9 billion in 2000. Below is a graph illustrating the sales growth for promotional products industry over the last ten years.

Source: Louisiana State University/Glenrich Business Studies/PPAI

The promotional products industry is highly fragmented. Dun and Bradstreet estimates that there are over 19,000 promotional product companies in North America. According to Promotional Products Association International, the top 40 companies’ sales represented $3.2 billion or less than one-fifth of the industry’s total sales of $17.9 billion in 2000.

Based on sales for 2000, a survey conducted by The Counselor, a promotional products trade journal, promotional product companies were asked to list their top three reasons for which clients purchase promotional products. The top three responses were: 1) business gifts 2) employee relations and 3) event marketing. Below is a graph, from the survey, illustrating the top purposes for which promotional products are purchased.

Source: The Counselor – Annual State of the Industry Survey 2001

Trends. A significant trend taking place in the promotional products industry is the evolving requirements of the Company’s customers to have suppliers provide enhanced value-added services to them. A primary attribute that customers are seeking is the company’s ability to be a “one-stop shop” for all promotional products requirements. In effect, they are now looking to their suppliers to provide enhanced value-added services: design and graphic capabilities, fulfillment and warehousing, company store planning and execution, on-line purchasing.

Imprinted Sportswear Industry. The imprinted sportswear industry is a niche industry that entails value added embellishment (embroidering or screen-printing) of products. The items that are imprinted include: headwear, polo shirts, long-sleeve shirts, fleece wear, shorts, jackets, beach towels, souvenir blankets and t-shirts. The imprinted sportswear is sold primarily through traditional and specialty retailers ranging from the large national and regional chains to sporting goods stores, casinos, golf and tennis pro shops, souvenir shops and sports stadiums. The corporate sales market is comprised primarily of corporations that purchase imprinted sportswear bearing the corporation’s logo, name, or a theme.

Suppliers

The Company sources most of its products in the Far East, the Caribbean and Mexico. The majority of the products used by the Company are available from multiple sources. However, any disruption of these foreign suppliers could lead to significant increases in the Company’s product costs, which could make the Company’s products less competitive and result in lower gross margin. Alternative suppliers are currently available to the Company.

Employees

As of November 30, 2002, the Company had approximately 25 independent sales representatives and 100 employees, of whom 72 were in production, 8 were in merchandising and design, 10 were in sales and customer service and 10 were in management, finance and administration. We consider our relations with our employees to be satisfactory.

Acquisitions and Name Change

On February 1, 2002, the Company acquired Next Marketing and Blue Sky pursuant to an Exchange Agreement (the “Exchange”). Effective June 1, 2002 the Company consummated a merger and acquired CMJ pursuant to an Agreement and Plan of Merger. The Exchange Agreement and the Agreement and Plan of Merger are incorporated into this report by reference. The Company changed its name to Next, Inc on December 27, 2002.

RISK FACTORS

Risks Relating To Our Business

In addition to the other information in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating us and our business. The risks and uncertainties described below or elsewhere in this report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks described below or elsewhere in this report occur, our business, financial condition, operating results and cash flows could be materially affected. Stockholders or investors considering the purchase of shares of the Company’s Common Stock should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-KSB.

Licenses and Trademarks

The Company’s significant source of revenue is derived from its licensing program and Company owned brands. The Company has entered into numerous licensing agreements to utilize “branded” logos for its products. Licenses from colleges and universities comprise the greatest segment of the Company’s licenses and those licenses are grouped into master licenses. All of these master license arrangements have a duration of one to three years and may not contain automatic renewal options. Management believes that the loss of any one group of licenses may have a material adverse effect on the Company. Although the Company has had no difficulty renewing these license arrangements in the past and obtaining new licenses, there can be no assurance that the Company will be able to renew these license arrangements or obtain new license agreements and arrangements in the future.

Competition

The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, price, compatibility and conformance with customer and licensor standards. Several of the Company’s existing and potential competitors are larger than the Company and may have substantially greater financial, manufacturing and marketing resources than does the Company. The Company competes on price as well as quality. There can be no assurance that these competitors will not offer better price points for competitive merchandise or better terms to the Company’s customers to obtain a greater market share.

Dependence Upon Key Personnel

The Company depends to a significant degree on the continued contribution of key executive management, as well as key operations and sales management. The loss of the services of one or more key executive or senior management could have a material adverse effect on the Company. The Company’s success also depends on its ability to attract and retain additional highly qualified management personnel to meet the needs of its future expansion plan. Competition for these individuals is intense and they are often subject to offers from competing employers, some of whom may be better able to offer more lucrative compensation incentives than the Company. Although most of the Company’s key employees have been with the Company for an extended period of time, there can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company does not currently maintain key person insurance on any employee. The senior operational, finance and sales management personnel are under employment contracts. The Company plans to enter into employment agreements with senior management that is currently not under written employment contracts.

Dependence Upon Key Suppliers

The Company sources most of its products in the Far East, the Caribbean and Mexico. Although the majority of the products used by the Company are available from multiple sources, any disruption of these foreign suppliers could lead to significant increases in the Company’s product costs, which could make the Company’s products less competitive and result in lower gross margin. To the extent acceptable, alternative suppliers are currently available to the Company. However, identifying them and entering into arrangements may be difficult and time consuming. These potential new suppliers would require the validation of quality, price and delivery standards. There can be no assurance that there will not be a significant disruption in the supply of products in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon Key Customers

During the prior two years, NEXT has made a concerted effort to expand its customer base. As a result of this effort NEXT has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. As a result of this effort, the Company believes that its customer diversification and expansion program will be evident in fiscal year 2003 and beyond. Historically, the Company’s customer base had been comprised primarily of national and regional mass merchandise and specialty retailers. However, with the acquisition of CMJ Ventures Inc., which sells to over five hundred specialty retailers, and the introduction of additional major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 6,000 auto dealers, the Company is actively expanding its customer base. During fiscal 2001 and 2002, approximately 31% ($ 3,378,000) and 38.5% ($4,796,265), respectively, of the net sales of the Company were to one of its largest customers, which has been operating as a debtor in possession under Chapter 11 of the United States Bankruptcy Code since January 2002. This customer has filed a plan of reorganization to emerge from Chapter 11. With the expanding customer base, the dependency on this customer will continue to decrease in future periods. However, there can be no assurance that the Company’s efforts to diversify its customer base will be successful.

Possible Need for Additional Financing / Capital

The Company is highly leveraged with $7.0 million of short and long term debt. Based upon the Company’s current level of operations and anticipated growth, the Company believes that cash flows from operations, together with its working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service. However, with the Company’s expansion plans and acquisition program, the Company would be required to obtain additional financing and/or capital, by private placement or in the public markets, to satisfy its requirements. There can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors.

Common Stock

Information concerning the market and price history of the Company’s Common Stock is reported under the caption “Market For Company’s Common Equity and Related Stockholder Matters” in Part II, Item 5. There has been, since the Exchange, very limited trading market for our common stock. As at February 28, 2003, the Company’s officers and directors and their affiliates directly and beneficially own 71.5% of the issued and outstanding shares of the Company’s common stock. If these officers and directors were to vote in unison, together they have the ability to control the election of the Company’s directors and other corporate actions requiring shareholder approval.

Our common stock is considered a penny stock. The rules of the Securities and Exchange Commission define a penny stock to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to some exceptions. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prescribed by the Securities and Exchange Commission, to provide the customer with additional information, including the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may reduce the level of trading activity in any secondary market for our common stock and may adversely affect the ability of broker-dealers to sell our securities.

The Company’s Board of Directors has authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. The issuance of the preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have other rights, including economic rights, senior to the common stock.

ITEM 2.          PROPERTIES

The Company’s principal executive office is located in leased office space in Chattanooga, Tennessee, under a lease that expires in 2007 for approximately 2,000 square feet. The Company also leases approximately 2,000 square feet as a sales office in Louisville, Kentucky, under a month to month lease and approximately 1000 square feet in Wabash, Indiana, under a lease that expires in 2004. The total lease cost for all three facilities is $4,600 per month. The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (“Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition.

Management believes that its existing owned or leased facilities are adequate to meet the Company’s needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

PART II

ITEM 5.         MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low bid prices of the Company’s common stock for the periods indicated, as reported by published sources.

	Low		High

2002 Fiscal Year
First Quarter	$0.17		$0.35
Second Quarter	$0.17		$0.75
Third Quarter	$0.19		$0.51
Fourth Quarter	$0.12		$0.20

February 28, 2003 (closing price)		$0.38
2002 Fiscal Year (a)
November 30, 2000	$0.54		$0.54
February 28, 2001	$0.60		$0.48
May 31, 2001	$1.80		$1.80
August 31, 2001	$0.61		$0.61

(a) Information for fiscal year 2001 is presented for the prior year end which was August 31. Therefore, the per share price presented above reflects quarters that represent periods different than the Company’s current quarters. These share prices have also been adjusted to reflect the 1 for 12 reverse stock split effected on July 2, 2001. As a result, these prices may not accurately reflect the true value of the shares on these dates.

As of February 28, 2003, there were approximately 875 holders of record of our common stock.

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. As of February 28, 2003, there was no Preferred Stock issued and outstanding. See Risk Factors, Part I, Item 1.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plan approved by security holders:	503,000	(1)	$0.025	497,000

Total:	503,000		$0.025	497,000

   (1)   Represents options issued prior to the Exchange pursuant to the 2001 Stock Option Plan (the “Plan”) of Next, Inc. Upon consummation of the Exchange, the Company assumed the Plan and all preexisting options granted thereunder. Pursuant to the terms of the Plan, any previously granted options to acquire shares of common stock were replaced with options to acquire shares of the Company’s common stock.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words “believe”, “anticipate, “estimate”, “expect”, are of the opinion that and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

Overview

NEXT is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002 to $11.3 billion. To maximize its potential, the Company has, over the last two years, significantly expanded its license program to include the following:

•          NEXT has accumulated about 200 licenses and agreements to distribute its College Wear USA ™ line for every major college and university;

•          NEXT has entered into licensing agreements with Chevy®, Pontiac ®, Dodge® and GMC®® to utilize their respective “branded” logos for the RPM Sports USA™ Motor Sports line, targeting the automotive dealership network consisting of approximately 6,000 auto dealers, and the NASCAR market, the largest spectator sport in the nation;

•          NEXT’s proprietary designs include: American Biker™, American Wildlife™, Ragtops Sportswear™ and ; Cadre Athletic™ among others;.

•          NEXT has acquired the exclusive license for distribution of the Kentucky Derby products;

•          NEXT has major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® to utilize their “branded” logos for the “Beer Wear USA”™ product line.

Operations

NEXT is one of the significant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. To complement its strategy, the Company has adopted the following plan (i) consolidation of marketing, customer service, sales and distribution facility and staff in one organization, thereby eliminating duplicative costs (ii) increase sales to its major customers with its expanded product lines and licenses, with minimal exposure to the customary apparel fashion trends (iii) expand and diversify its existing customer base in the specialty retail, corporate sales, and national and major regional retailers and (iv) consolidate production, sourcing, design and distribution at its low cost Operating Facility in Wabash, Indiana.

During the past two years NEXT has made a concerted effort to expand its customer base. As a result of this effort NEXT has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. As a result of this effort, the Company believes that its customer diversification and expansion program will be evident in the fiscal year ending 2003 and beyond. The Company’s historical major customers, prior to its acquisition of CMJ and its license expansion programs, were comprised primarily of national and specialty retail chains. These customers have highly seasonal business cycles with peak revenues in the second half of the calendar year. Therefore, large portions of the Company’s sales have traditionally occurred in the months of July through November. To offset this seasonal pattern of sales, the Company has implemented the following:

•          A strategic sales and marketing plan focused on the diversification and expansion of the Company’s retail customer base, along with an expansion of the products offered by the Company. For instance, the Company has recently acquired the license to distribute products bearing various logos and trademarks that it intends to sell to existing customers while at the same time attracting new ones.

•          An aggressive acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company, especially the souvenir, gift shop and corporate segment. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

Acquisitions and Refinancing

As discussed above, effective June 1, 2002, the Company acquired all of the issued and outstanding equity capital of CMJ. CMJ, a sales and marketing company, distributes products primarily under its proprietary license programs, the American Biker® line, which specializes in motorcycle merchandizing, and the Rag Tops Sportswear® line, a premier line in the gift and souvenir markets. Additionally, CMJ operates a promotional products division that services major corporate clients and national retailers. CMJ’s customers, distribution network and licenses diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to show strong growth. The Company, during fiscal 2002, integrated the operations of CMJ into the operating facility located in Wabash Indiana. The Company expects other financial and administrative functions will be also be integrated with the Company’s other operations within a reasonable time period without incurring significant expenses or other costs (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this document).

On November 30, 2002, the Company completed a refinancing of its working capital facility with AmSouth Bank. On January 16, 2003 the Company completed a refinancing of notes payable to certain banks on terms more favorable to the Company, while generating additional cash infusion for the Company, and entered into other new financings (see NOTE 9 and NOTE 17 of the Notes to Consolidated Financial Statements contained elsewhere in this document).

Future Acquisitions

The Company is actively engaged in discussions with various potential acquisition targets and expects to grow through strategic acquisitions of complimentary businesses. Management believes that additional acquisitions by the Company will allow it to further diversify its customer and distribution base; lessen its current dependence on large customers and enhance stockholder value. Although Management believes that these acquisitions will be completed in the near future, the Company is not presently a party to any definitive agreements with respect to any acquisitions and there can be no assurances that any acquisition will be accomplished in the near future or at all.

Results of Operations

The following table sets forth certain items in the Company’s consolidated statement of operations for the eleven months and the fiscal year ended November 30, 2001, and 2002, respectively. The fiscal year ended November 30, 2001 contains eleven months of operating results compared to twelve months for the fiscal year ended November 30, 2002. Therefore, the comparative analysis presented below may not be as meaningful as if the Company had reported the full twelve months of operations for both fiscal years. All references to 2002, are for the full fiscal year ended November 30, 2002. All references to 2001, are for the eleven months ended November 30, 2001. The results of operations for 2002 include the revenues of CMJ of $1,077,702 from June 1, 2002, (the date of its acquisition). All intercompany transactions have been eliminated from the date of acquisition. The Company had provided certain services and sold merchandise to CMJ in 2001 and 2002. Therefore, the Company’s revenue includes sales to CMJ in 2001 and 2002 of $ 694,000 and $984,000, respectively. The Company believes that had the acquisition of CMJ occurred at the beginning of 2001, the results of operations would have not been materially different than that reported herein (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this report). These statements should be read in conjunction with the audited financial statements of Next contained elsewhere in this Form 10-KSB.

	November 30,

	2001	2002

Net sales	$10,822,517	$12,451,436
Cost of sales	8,064,400	8,890,493

Gross profit	2,758,117	3,560,943

Operating and Other Expenses:
General and administrative	1,365,181	1,732,110
Royalty and commission expense	777,125	1,091,119
Corporate cost	—	701,863
Interest expense	339,492	358,196
Other income	(16,538)	(37,581)

Total operating and other expense	2,465,260	3,845,707

Income (loss) before income taxes	292,857	(284,764)
(Benefit) of income taxes	—	(201,759)

Net income (loss)	$292,857	$(83,005)

Net Sales

Net sales increased 15.1% to $12,451,436 for 2002 from $10,822,517 for 2001. The growth in sales is primarily attributable to increased sales to the Company’s existing customers, new customers added during the year and the inclusion of the sales of CMJ since the date of its acquisition. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 71.4% of the Company’s net sales for 2002 compared to 74.5% for 2001. The decrease in cost of sales was primarily attributable to the favorable product mix.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment. Depreciation amounts included in the cost of sales were $225,786 for 2002, compared to $108,554 for 2001.

Operating and Other Expenses

General and administrative expenses were $1,732,110 (13.9% of net sales) for 2002 compared to $1,365,181 (12.6% of net sales) for 2001. This increase in expenses primarily resulted from the addition of new sales and licensing personnel to further expand and diversify the Company existing customer base and the inclusion of the ongoing operating expenses related to the CMJ acquisition.

Royalty and commission expenses were $1,091,119 (8.8%of net sales) for 2002 compared to $777,125 (7.2% of net sales) for 2001. The increase in expense was directly related to sales increase and sales mix with higher royalty expense percentages.

To effectively implement its growth and acquisition plan, along with enabling the Company to meet its expanded public reporting requirements, the Company has recently hired a number of new full time personnel and retained the services of additional legal, accounting and investment professionals. While these actions have resulted in significant costs during the current period, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification. Total expenses incurred by the Company for such internal and outside professional services for the year ended November 30, 2002 were $701,863 (5.64% of sales). The Company had no similar costs during the same period in the prior year. The Company has taken the necessary actions to lessen and reduce its outside professional costs and expenses related to these activities.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $358,196 for 2002, compared to $339,492 for 2001. The primary reason for the increase in interest expense was increase in working capital debt due to greater volume, offset by a reduction in rates.

Benefit for Income Taxes

The Company recognized a tax benefit of $201,759 in 2002, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted for by book and income tax recognition temporary differences.

Financial Position, Capital Resources, and Liquidity –

At November 30, 2002, working capital was $5,968,785, representing an increase of $4.307,078 from working capital at November 30, 2001, of $1,661,707. This increase in working capital was primarily due to the extension of the Company’s working capital facility and the conversion of $2,835,230 of the Company’s short-term debt to long-term debt. (See NOTE 9 and NOTE 17- of the Notes to Consolidated Financial Statements contained elsewhere in this document).

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with AmSouth Bank and promissory notes issued by First Federal Bank. At November 30, 2002, the Company renegotiated its working capital facility with AmSouth as follows: (a) increased the facility by $1,300,000 to $5,000,000; and (b) extended its term to March 14, 2004. At November 30, 2002, $3,896,704 of the credit facility has been drawn upon. The AmSouth credit facility is governed by various financial covenants, all of which are in compliance as of the date of this report. In addition the agreement provides for monthly payment of interest at ½% over a nationally published prime rate (5% at November 30, 2002). On January 16, 2003, the Company refinanced certain of its notes payable to First Federal Savings Bank and Frances Slocum Bank aggregating $2,534,663 for an aggregate principal of $3,000,000 with First Federal Savings Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The total effect of refinancing, including the net proceeds reinvested in the Company, resulted in positive cash flow to the Company (see NOTE-9 and NOTE 17 of The Notes to Consolidated Financial Statements contained elsewhere in this document). The Company is constantly in discussions with other lending institutions to replace and increase the Company’s current credit facilities.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for 2002 was $1,116,608 as compared to $283,276 for 2001. The increase in cash used resulted primarily from increased working capital utilization due to increased volume, costs associated with its Exchange and other acquisitions and corporate expenses.

Cash used for investing activities was $472,487 for 2002, compared to $33,063 for 2001. The Company’s investing activities during these periods was primarily the purchase of new equipment and fees and expenses paid for its acquisitions.

Net cash provided by financing activities was $1,938,223 for 2002, compared to $340,558 for 2001. This net increase of $1,606,524 related to proceeds from bank loans that were offset by repayment of debt.

Critical Accounting Policies and Estimates, and New Pronouncements

Our significant accounting policies are described in NOTE 2- Basis of Presentation and Significant Accounting Policies of the Notes to our financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts and returns.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories.  Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the first-in, first-out method. A detailed analysis of inventory is performed on a periodic basis throughout the year. If actual market conditions are less favorable than those projected by management, additional write downs may be required.

Impairment of long-lived assets.  The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances, market conditions, and changes in estimates of future cash flows could negatively affect the fair value of the Company’s assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

Intangible Assets Valuation

SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company’s financial statements. In assessing the recoverability of our investment in CMJ Ventures Inc and other intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such asset not previously recorded.

Other Pronouncements

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.141, “Business Combinations,”. These SFAS pronouncements all became effective for the Company during the fiscal year ended 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company’s financial statements.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a) (2) of this report.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain information with respect to directors and executive officers is set forth below. Additional information required by this Item 9 is incorporated herein by reference to the section entitled “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” of the Proxy Statement related to the Company’s 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of February 26, 2003, for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of NEXT.

Name	Age	Position

Dan F. Cooke	54	Director, Chairman and Chief Executive Officer

William B. Hensley	53	Director, President and Chief Operating Officer

Charles L. Thompson	51	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Sean Garber	36	Director, Executive Vice President Sales Marketing

David C. Gleason	42	Executive Vice President Operations

Salvatore Geraci	56	Director

Ronald Metz	44	Director

G. Michael Cross	54	Director

Dan F. Cooke, Chairman and Chief Executive Officer: Mr. Cooke has served as Chairman of the Board of NEXT since February 2002, and Chief Executive Officer from September 2002. Since 1989 and 1997, respectively, Mr. Cooke has been a principal of Blue Sky and Next Marketing..

William B. Hensley III, President and Chief Operating Officer: Mr. Hensley has served as a Director of NEXT and as its Chief Operating Officer since February 2002 and has served as President of NEXT from September 2002. Since 1989 and 1997, respectively, Mr. Hensley has been a principal of Blue Sky and Next Marketing

Charles L. Thompson, Executive Vice President, Chief Financial Officer, and Chief Accounting Officer: Since February 2002, Mr. Thompson has served as NEXT’s Chief Financial Officer. From 2001-2002, Mr. Thompson served as Vice President-Finance & Business Development of Ameris Health Systems, an operator of six hospitals. From 1997-2000, Mr. Thompson was Vice President/Chief Financial Officer of Great Smokies Diagnostics Laboratory, and from 1996-1997, Mr. Thompson was the principal of RAE & Company, Inc., a financial consulting firm.

Sean Garber, Executive Vice President/Sales and Marketing: Mr. Garber has served as our Executive Vice President in charge of sales and marketing since June 2002, and has served as a Director of NEXT since August 2002. From May 2002, Mr. Garber was the President and CEO of our wholly owned subsidiary, CMJ Ventures, Inc., a manufacturer of licensed promotional products. From 1996-2000, Mr. Garber was President and Chief Operating Officer of Industrial Services of America Inc., a management services company specializing in solid waste management, as well as ferrous, non-ferrous and fiber recycling.

David Gleason, Executive Vice President Operations. Mr. Gleason has been Vice President Operations of NEXT and its predecessor since January 30, 1997

Salvatore Geraci. Mr. Geraci has been a Director of NEXT since February 2002. Since 1987, Mr. Geraci has been a principal of Evergreen Management, Inc., a provider of tax, estate, retirement and investment planning. Mr. Geraci also serves as an adjunct professor of accounting and finance at the University of Tennessee at Chattanooga.

Ronald Metz. Mr. Metz has been a Director of NEXT since February 2002. Since 1987 Mr. Metz has been a named senior partner with the accounting firm of Bucheri McCarty & Metz LLP.

G. Michael Cross. Mr. Cross has been a Director of NEXT since February 2002. Since August 2002, Mr. Cross has served as an investor consultant at Van Hedge Fund Advisors International, Inc. From 2000-2002 Mr. Cross was the director of business development for Wealth Port, Inc., an internet financial services company. From 1997-1999, Mr. Cross was a business consultant for CAO, LLC, a regional consulting firm.

ITEM 10.         EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our executive officers for services rendered to NEXT during the fiscal year ended November 30, 2002. No executive officer received compensation in excess of $100,000 during fiscal year 2001.

Name and Principal Position	Salary	Bonus	Auto Allowance	Options (1)

Dan F. Cooke, Chairman and Chief Executive Officer	$—	$—	$12,000	—
William B. Hensley, President & Chief Operating Officer	—	—	12,000	—
Charles L. Thompson, Executive Vice President and Chief Financial Officer	96,250	—	10,450	300,000
Sean Garber, Executive Vice President- Sales and Marketing	70,000	—	2,000	—
David C. Gleason, Executive Vice President Operations	$111,746	$—	$9,000	50,000

     1)   Stock options granted December 19, 2001 with a 2 year vesting period have an exercise price of $0.025 per share with a term of five years. These options were issued pursuant to the Next DE Plan (see Part II Item 5 –Equity Compensation Plan Information for a description of the plan).

Directors’ compensation:

As compensation for their services as members of the Board of Directors, the company issued each independent board member stock options to purchase 20,000 shares of common stock at an exercise price of $.025 per share. These options are exercisable in full commencing December 19, 2003, and expire December 19, 2008. The outside Directors are also paid a Directors fee of $2,500 per quarter or $10,000 per year. The Board was comprised of three independent Board members during fiscal year 2002. The board members who are executives of the Company receive no additional compensation in excess of their management remuneration.

Executive Employment Agreements

As a condition of its acquisition of CMJ, the Company entered into an employment agreement with Mr. Sean Garber, the principal owner of CMJ, effective as of March 1, 2002, through March 31, 2007. The agreement provides for an annual base salary of $140,000 for the first year with increases of $10,000 for each of the second and third year and an additional $20,000 for each of the fourth and fifth year. Mr. Garber is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors based upon certain subjective criteria as established from year to year. The Agreement requires Mr. Garber to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement.

The Company entered into an employment agreement with Mr. Charles L. Thompson effective as of January 6, 2002 and continuing for a period of two years thereafter. The agreement provides for an annual base salary of $110,000. Mr. Thompson is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors based upon certain subjective criteria as established from year to year. The Agreement requires Mr. Thompson to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement.

The Company entered into an employment agreement with Mr. David C. Gleason effective as of December 19, 2001 and continuing for a period of five years thereafter. The agreement provides for an annual base salary of $115,000. Mr. Gleason is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors based upon certain subjective criteria as established from year to year. The Agreement requires Mr. Gleason to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock as of November 30, 2002, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s Directors and Executive Officers (see Part III, Item 10, above) and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law

Name and Address of Beneficial Owner(1)	Common Shares (2) Beneficially Owned	Percentage Owned

Dan F. Cooke (a)	3,000,000	27.27%
William B. III and Cindy S. Hensley Family Limited Partnership (b)	3,000,000	27.27%
Sean and Lisa Garber (c)	1,260,000	11.5%
RAE & Co. (d)	750,000	6.82%
David C. Gleason	*	*
All officers and Directors as a group (8 persons)	8,010,000	72.8%

______________

   (a)   Based on an amended schedule 13D filed pursuant to the Exchange Act, which indicates that Mr. Dan Cooke has sole voting and dispositive power for all of those shares. Mr. Dan Cooke is Chairman of the Board and Chief Executive Officer of the Company. Mr. Cooke’s address is c/o Next Inc 7625 Hamilton Park Drive, Suite 12, Chattanooga, Tennessee, 37421.

   (b)   Based on a holdings report on Form 13D filed pursuant to the Exchange Act, which indicates that the William B. Hensley III and Cindy S. Hensley Family Limited Partnership (“Hensley Partnership”) has sole voting and dispositive power for all of those shares. The Hensley Partnership is controlled by William B Hensley, the

Company’s President and Chief Operating Officer. The address of the Hensley Partnership is c/o Next Marketing Inc., 1295 Vernon Street, Wabash, Indiana, 46992.

   (c)   Based on an amended schedule 13D filed pursuant to the Exchange Act, which indicates that Sean and Lisa Garber have sole voting and dispositive power for all of those shares. Sean Garber is Executive Vice President Sales and Marketing and a Director of the Company. The address of Sean and Lisa Garber is c/o CMJ Ventures, Inc., 3600 Chamberlain Lane, Suite 826, Louisville, Kentucky, 40241.

   (d)   Based on a holdings report on Form 13D filed pursuant to the Exchange Act, which indicates that RAE & Co. has sole voting and dispositive power for all of those shares. The principal shareholder of RAE & Co. is Charles L Thompson, the Company’s Executive Vice President and Chief Financial Officer The address of RAE & Co. is c/o Next Inc 7625 Hamilton Park Drive, Suite 12, Chattanooga, Tennessee, 37421.

      *   Signifies less than 1%

All shares are held directly. No options, warrants or other stock rights have been issued to the officers than as disclosed above. See Part III, Item 10, Executive Compensation for Options issued to directors.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 21, 2002, the Company amended the non-compete agreement it had entered into with its former President in connection with the Exchange. Under the terms of the revised agreement, the non-compete period was extended to five years; the cash consideration was reduced by $25,000; the Company issued an additional 110,000 shares of common stock; and the former President surrendered all of his preferred stock in Next.

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

(1) Financial Statements; Financial Statements Schedules:	Page

Report of Tauber & Balser, P.C., Independent Auditors	24
Report of Marcum & Kliegman LLP, Independent Auditors	25
Consolidated Balance Sheet as at November 30, 2002	26
Consolidated Statements of Operations for the eleven months ended November 30, 2001 and the year ended November 30, 2002	27
Statement of Changes in Stockholders’ Equity, November 30, 2002	28
Consolidated Statements of Cash Flows for the eleven months ended November 30, 2001 and the year ended November 30, 2002	29
Notes to Consolidated Financial Statements	30

(2) Financial Statement Schedule II: Valuation and Qualifying Accounts

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(3) The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2

The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.3

Amendment No. 1 to the Exchange Agreement, dated July 18, 2002 by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.4

Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002

10.2	Employment Agreement dated March 1, 2002 with Sean Garber

10.3	Employment Agreement dated to be effective January 6, 2002 with Charles L. Thompson

10.4	Employment Agreement dated December 19, 2001 with David C. Gleason

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (1)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (4)

99.1	Press Release issued by Sporting Magic, Inc. on June 17, 2002. (2)

______________

   (1)   Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.

   (2)   Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended June 1, 2002.

   (3)   Incorporated by reference from the exhibit of the Registrant’s Form 8-K Current Report dated November 25, 2002.

   (4)   Incorporated by reference from the registrant’s Form 8-K Current Report dated November 25, 2002.

(b)           A report on Form 8-K was filed on November 25, 2002 regarding a change in the Company’s independent accountants.

ITEM 14.         CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Report of Independent Auditors

Board of Directors and Stockholders
NEXT INC.

We have audited the accompanying consolidated balance sheet of NEXT INC. AND SUBSIDIARIES (the “Company”) as of November 30 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXT INC. AND SUBSIDIARIES as of November 30, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ TAUBER & BALSER, P. C.

Atlanta, Georgia
February 11, 2003

Report of Independent Auditors

Board of Directors and Stockholders
NEXT INC.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of NEXT INC. AND SUBSIDIARIES (the “Company”) for the eleven month period ended November 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and consolidated cash flows of NEXT INC. AND SUBSIDIARIES for the eleven month period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ MARCUM & KLIEGMAN LLP

January 25, 2002, except for Note 2
as to which date is February 1, 2002
New York, New York

NEXT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of November 30, 2002

Assets
Current assets:
Cash and cash equivalents	$454,340
Accounts receivable, net of allowance for doubtful accounts of $681,346	3,441,622
Inventories	3,892,633
Prepaid expenses and other current assets	839,210
Deferred income taxes	407,181

Total current assets	9,034,986

Property, plant and equipment, net	1,860,066
Goodwill	1,183,914
Other assets, net	330,176

Total Assets	$12,409,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,178,645
Accrued expenses and other current liabilities	485,980
Short-term debt and current maturities	401,576

Total current liabilities	3,066,201

Long-term debt, less current maturities	6,618,748
Deferred income taxes	205,422

Total liabilities	9,890,371

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, none issued and outstanding (liquidating preference $.001 per share)	—
Common stock, $.001 par value; 50,000,000 shares authorized, 11,001,837 shares issued and outstanding	11,002
Additional paid-in capital	1,267,971
Unearned compensation	(45,500)
Retained earnings	1,285,298

Total stockholders’ equity	2,518,771

Total Liabilities and Stockholders’ Equity	$12,409,142

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Eleven Months Ended November 30, 2001
and Year Ended November 30, 2002

	2001	2002

Net sales	$10,822,517	$12,451,436

Cost of sales	8,064,400	8,890,493

Gross profit	2,758,117	3,560,943

General administrative and selling expenses	2,142,306	3,476,617

Operating income	615,811	84,326

Interest expense	339,492	358,196
Other (income) expense	(16,538)	10,894

Income (loss) before benefit for income taxes	292,857	(284,764)
(Benefit) for income taxes	—	(201,759)

Net income (loss)	$292,857	$(83,005)

Net income (loss) per common share, basic and diluted	$0.05	$(0.01)

Weighted average common shares outstanding	6,000,000	9,655,772

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended November 30, 2002

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance – January 1, 2001	7,000,000	$700	6,000,000	$6,000	$—	$—	$1,075,446	$1,082,146
Capital contribution by stockholders					111,352			111,352

Net income							292,857	292,857

Balance – November 30, 2001	7,000,000	700	6,000,000	6,000	111,352	—	1,368,303	1,486,355

Common stock issued to outside professionals for acquisition and other			869,411	869	151,552			152,421
Common stock issued for cash			750,000	750	324,250			325,000
Common stock issued related to the Exchange			1,982,426	1,983	(1,983)			—
Common stock issued for CMJ acquisition			1,400,000	1,400	604,800			606,200

Authorized employee stock options					78,000	(45,500)		32,500

Net (loss)							(83,005)	(83,005)

Preferred stock	(7,000,000)	(700)						(700)

Balance – November 30, 2002	—	$—	11,001,837	$11,002	$1,267,971	$(45,500)	$1,285,298	$2,518,771

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Eleven Months Ended November 30, 2001
and Year Ended November 30, 2002

	2001	2002

Cash flows from operating activities:
Net income (loss)	$292,857	$(83,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,553	274,262
Non cash compensation	—	32,500
Reserve for bad debt	507,512	266,931
(Benefit) for income taxes	—	(201,759)
Changes in operating assets and liabilities:
Accounts receivable	(2,117,942)	(99,071)
Inventories	(373,445)	(628,299)
Prepaid expenses	(30,936)	(473,796)
Other assets	—	(50,025)
Accounts payable	1,188,405	(374,839)
Accrued expenses and other liabilities	141,720	220,493

Total adjustments	(576,133)	(1,033,603)

Net cash used in operating activities	(283,276)	(1,116,608)

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,063)	(271,341)
Cash paid for acquisition costs	—	(558,836)

Cash received from acquisition	—	80,846
Cash paid for intangible assets	—	(1,004)
Cash from decrease in restricted investment	—	277,848

Net cash used in investing activities	(33,063)	(472,487)

Cash flows from financing activities:
Revolving credit facility, net	(201,722)	1,964,785
Proceeds from loans and notes payable, bank	1,054,886	2,865,749
Repayment of long terms debt, loans and notes payable, bank	(237,606)	(3,217,311)
Advances on notes receivable, stockholders	(275,000)	—
Issuance of common stock	—	325,000

Net cash provided by financing activities	340,558	1,938,223

Net increase in cash and cash equivalents	24,219	349,128
Cash and cash equivalents, beginning of period	80,993	105,212

Cash and cash equivalents, end of period	$105,212	$454,340

Supplemental Information:
Cash paid during the period for interest	$339,492	$342,472

Cash paid during the period for income taxes	$—	$—

Noncash Investing and Financing Activities:
Purchase of equipment through capital leases	$248,790	$142,183

Equity securities issued in connection with the acquisition of CMJ Ventures, Inc.	$—	$606,200

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

Pursuant to the terms and conditions of a stock exchange (the “Exchange”) consummated on February 1, 2002, Next, Inc., a Delaware corporation formerly known as Sporting Magic Inc. (the “Company” or “Next”), acquired all the issued and outstanding common stock of Next Marketing, Inc., a Delaware corporation, and Blue Sky Graphics, Inc., a Delaware corporation. Effective June 1, 2002, the Company acquired all the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”) (see Note 14 of the Notes to Consolidated Financial Statements). The Exchange was treated as a recapitalization of Next and accounted on a historical cost basis for all periods presented. Moreover, the financial statements set forth in this report for all periods prior to February 1, 2002 are the financial statements of Next. The Company changed its name from Sporting Magic, Inc. to Next, Inc. on December 27, 2002.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. The primary industries served by the Company are two interrelated industries, promotional products and imprinted sportswear throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Marketing, Inc., Blue Sky Graphics, Inc., and CMJ Ventures, Inc., (from June 1, 2002, the date of its acquisition). All significant intercompany balances and transactions have been eliminated. Certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements.

Change in Year End

The Company determined to change its fiscal year end from December 31 to November 30 effective for the year beginning January 1, 2001. Accordingly, the Company is presenting financial information and accompanying notes, for the eleven months ended November 30, 2001 and for the year ended November 30, 2002.

Concentration of Credit Risk

During fiscal 2002 NEXT has made a concerted effort to expand its customer base. As a result of this effort NEXT has developed a large, diverse customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. As a result of this effort, the Company believes that its customer diversification and expansion program will be evident in the fiscal year ending 2003 and beyond. Historically, the Company’s customer base had been comprised primarily of national and regional mass merchandise and specialty retailers. However, with the acquisition of CMJ Ventures Inc., which sells to over five hundred specialty retailers, and the introduction of additional major product lines and distribution channels, such as its Motor Sports Division, which sells to a national auto dealer network, the Company has expanded its customer base. During fiscal 2001 and 2002, approximately 31% ($ 3,378,000) and 38.5% ($4,796,265), respectively, of the net sales of the Company were to one of its largest customers, which has been operating as a debtor in possession under Chapter 11 of the United States Bankruptcy Code since January 2002. This customer has filed a plan of reorganization to emerge from Chapter 11. At November 30, 2002, accounts receivable from such customer was $1,945,370, all of which is within its terms and of which $1,666,289 has been collected as of March 5, 2003. The Company has an additional net receivable from this customer of $178,975, which resulted from sales prior to its debtor in possession filing. Sales to two other major customers approximated $2,503,000 (23%) and $1,561,000 (14%) for the eleven months ended November 30, 2001. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

New Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No.141, “Business Combinations,” SFAS No. 146 ‘Accounting for Costs Associated with Exit or Disposal”, SFAS No. 148 “Accounting for Stock Based Compensation”, FASB Interpretation No. 145, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FASB Interpretation No. 46, “Consolidation fo Variable Interest Entities” all became effective for the Company during 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company’s financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The provisions of these standards that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company’s financial statements.

Property, Plant and Equipment

Property, plant, and equipment are valued at cost and are being depreciated using the straight-line method over the estimated useful lives. Upon sale or retirement, asset cost and its related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Routine maintenance and repairs are charged to expense as incurred. Expenditures, which materially increase the value or extend useful lives, are capitalized.

Fair Value of Financial Instruments

The carrying amounts of current assets, current liabilities, and short-term debt approximate their fair market values. Long term debt was refinanced at principal value shortly after year end.

Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The Company does not have any outstanding common stock equivalents, other than employee stock options. Accordingly, basic and diluted earnings per share are identical.

Revenue Recognition

The Company recognizes revenue when the following conditions are met: persuasive evidence of an agreement exists, a sales price is established, and collectibility is probable.

Income Taxes

Income taxes have been computed in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

Advertising Costs

Advertising costs are expensed as incurred. For the eleven months and year ended November 30, 2001 and 2002, respectively, advertising and promotion expenses were approximately $3,500 and $21,000, respectively.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are those assumptions used in determining the allowance for doubtful accounts receivable, which are based upon specific evaluation related to the aging of the customer accounts.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Non-Goodwill Intangibles

Intangible assets that are subject to amortization are reviewed for potential impairment in each reporting period.

Impairment of Goodwill

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit carrying amount is greater than its fair value.

NOTE 3 – Cash equivalents

The Company considers all short term investments with maturities of 90 days or less at purchase to be cash equivalents. Cash equivalents of $277,848 are pledged as collateral to AmSouth for the revolving credit facility.

NOTE 4 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

Raw Materials	$3,157,401
Work in progress	142,419
Finished products	592,813

Total	$3,892,633

NOTE 5 – Income Taxes

Income taxes have been computed in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

Next had previously elected to be treated as an “S” corporation under the Internal Revenue Code and relevant state statutes. As a result of the Exchange (See Note 1), the taxable status of Next as an S corporation was terminated as of December 1, 2001. Accordingly, no provision or liability for federal or state income taxes has been included in the accompanying condensed consolidated financial statements for the period from December 1, 2000 through November 30, 2001.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at November 30, 2002,

Deferred tax assets:
Accounts receivable reserves	$276,607
Operating loss carryforwards	130,574

Total deferred tax assets	$407,181

Deferred tax liabilities:
Adoption of tax depreciation method	$192,895
Goodwill and other intangibles	12,527

Total deferred tax liabilities	$205,422

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

Tax benefit computed at the maximum federal statutory rate	(34)%
State income taxes, net of federal benefit	(6)
Depreciation and amortization	(32)
Bad debt reserves and other	20
Effect on change of tax status	(19)

Income tax benefit – effective rate	(71)%

At November 30, 2002, the Company had net operating loss carryforwards of approximately $318,000, which expires in 2022.

NOTE 6 – Property Plant and Equipment

Property, plant and equipment consist of the following:

	Amount	Estimated useful lives

Land	$10,000
Building and building improvements	1,072,364	7–39 years
Machinery and equipment	1,578,360	3–20 years
Furniture and fixtures	320,436	3–10 years
Vehicles	77,204	5–10 years
Leasehold improvements	13,529	5 years

	3,071,893
Less: Accumulated depreciation	(1,470,149)

	1,601,744

Assets under capital lease obligations:
Machinery and equipment	69,700	5–20 years
Furniture and fixtures	263,032	5–10 years

	332,732
Less: Accumulated depreciation	(74,410)

	258,322

Property Plant and Equipment, Net	$1,860,066

Depreciation expense for the eleven months ended and the year ended November 30, 2001 and 2002, was $108,553 and $225,787 respectively.

NOTE 7 – Goodwill

The changes and carrying amount of goodwill are as follows:

Amount

Balance December 1, 2001	$—
Goodwill acquired in CMJ acquisition	1,183,914

Balance November 30, 2002	$1,183,194

NOTE 8 – Other Assets

Other assets subject to amortization consist of the following:

	Amount	Estimated Useful Lives

Artwork	$390,100	7 years
Customer lists	7,072	7 years

	397,172
Less: accumulated amortization	(80,745)

Other assets, subject to amortization	$316,427
Other assets, non amortizable	13,749

Other assets, net	$330,176

Amortization expense associated with these assets was $0 and $24,341 for the eleven months and year ended November 30, 2001 and 2002, respectively. Estimated amortization expense for each of the ensuing years through November 30, 2007 is $48,681 per year.

NOTE 9 – Short Term Debt, Long Term Debt and Capital Leases

Short-term and long-term debt consisted of the following:

	Short Term	Long Term

Revolving credit facility (a)	$	$3,896,704
Notes payable (b)	325,933	2,636,306
Capital lease obligations (c)	75,643	85,738

Total	$401,576	$6,618,748

(a)       Revolving credit facility: The Company has a $5,000,000 revolving credit facility agreement with AmSouth Bank, which expires on March 31, 2004. The Company may draw up to the sum of 80% of eligible accounts receivable, as defined, 50% of eligible raw materials inventory, as defined, and 40% of eligible finished goods inventory, as defined. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .05% (5% at November 30, 2002) and the Company must comply with certain financial and other covenants. Borrowings under the facility are collateralized by accounts receivable, inventory, certain personal assets and personal guarantees of certain of the Company’s major stockholders.

(b)       Notes Payable: Notes payable consists of the following:

Note payable Frances Slocum Bank	$576,546
Notes payable First Federal Savings Bank	1,958,117
Other	427,576

2,962,239
Less: current maturities	325,933

Long Term	$2,636,306

The Company had a note payable to Frances Slocum Bank for $576,546 (“Slocum Note”) bearing interest at 6.5%, payable in monthly installments of principal and interest of $5,230 (maturing on January 6, 2017). The Slocum Note was collateralized by the Company’s building and was personally guaranteed by certain of the Company’s major shareholders.

The First Federal Savings Bank notes payable (“Federal Notes”) consisted of: a $751,000 note (interest at 7%, due on December 5, 2003); a $794,474 note (interest at a nationally published rate, monthly interest only with a balloon payment due on December 1, 2003), a $397,925 note (interest at 7.25%, with monthly payments of principal and interest of $8,524 maturing on June 26, 2007) and a $14,718 note (interest at 6.58% with monthly payments of $612, maturing on December 17, 2004).The Federal Notes were collateralized by the Company’s machinery and equipment and were personally guaranteed by certain of the Company’s major shareholders.

On January 16, 2003 the Company refinanced the Slocum Note and the Federal Notes. See NOTE 17 of the Notes to Consolidated Financial Statements.

Other notes consist of a variety of notes with maturities during the next twelve months bearing interest ranging from 4.25% to 9%.

(c)       The Company periodically acquires computers, embroidery, ticketing and packaging equipment under capital lease obligations. These obligations expire through December 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments (with implicit interest rates ranging from 8% to 21%) or the fair values of the assets. The net book value of the assets, $258,322 at November 30, 2002, is included in property, plant and equipment and is being depreciated over the estimated useful lives of the assets.

Since the long term and short term notes were refinanced at January 16, 2003, the following table demonstrates the aggregate maturities of long-term debt and short term debt, excluding the revolving credit facility, giving effect to the refinancing:

For the Year Ending November 30,	Amount

2003	$315,684
2004	328,300
2005	137,671
2006	2,645,918
Thereafter	—

Total	$3,427,573

(d)       Minimum lease payments under capital leases are as follows:

2003	$93,024
2004	71,801
2005	20,711
2006	5,110

Total minimum lease payments	190,646
Amount representing interest	(29,265)

Present value of minimum lease payments	$161,381

NOTE 10 – Stockholders’ Equity

On November 30, 2001, the Company’s stockholders approved a conversion of advances made by the majority stockholders of the Company to equity in the amount of $111,352. The Company has recorded such conversion as a capital contribution by the stockholders.

On June 21, 2002, the Company amended the non-compete agreement, originally entered into in conjunction with the Exchange, it had entered into with its former President in connection with the Exchange (see Note 1). Under the terms of the revised agreement, the non-compete period was extended to five years; the cash consideration was reduced by $25,000; the Company issued an additional 110,000 shares of common stock; and the former President surrendered all of his preferred stock in Next.

Effective July 26, 2002, the Company’s major shareholders contributed the Preferred Stock formerly issued to them with the Exchange and the CMJ acquisition. The Company issued 1,982,426 shares to the former shareholders of SPMA in conjunction with the Exchange. The Company also issued 869,411 shares to various outside professional advisors in conjunction with the acquisition.

RAE & Company, a financial consulting firm whose sole stockholder is the Company’s Chief Financial Officer purchased 750,000 shares of the Company’s common stock for $325,000.

NOTE 11 – Employee stock option plan

The Company assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder. The issue date of the Next Plan was December 19, 2002 and it was assumed by the Company on February 1, 2003. Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. The options expire on December 19, 2008. These options are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date and are being amortized over a two year period. No options were vested at November 30, 2002. The following table sets forth the options granted under the Next Plan as of November 30, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation approved by security holders:	503,000	$0.025	497,000

Total:	503,000	$0.025	497,000

Compensation costs charged to operations for the plan was $32,500. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, using the Black-Shoals option pricing model, net loss as reported of $83,005 would be increased to $83,846. There would be no change in basic and diluted earnings per share. The assumption used in estimating fair value were a dividend yield of 0%, a risk free interest rate of 3.11%, an expected life of 2 years, and expected volatility of 100%.

NOTE 12 – Employee Benefit Plan

The Company maintains a 401(k) retirement plan for its employees. Employees are eligible to participate after one year of service and attaining the age of 18. Under the terms of the Plan, employees are entitled to contribute up to 15% of their total compensation, within limits established by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a matching contribution up to 6% of each employee’s contribution. For the eleven months ended November 30, 2001 and the year ended November 30, 2002, the Company chose to make no matching contributions.

NOTE 13 – Major Suppliers

The Company has a variety of qualified vendors available for purchasing its products. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the eleven months ended November 30, 2001 and the year ended November 30, 2002, purchases from two of these suppliers were $2,716,121 (57% of total raw material purchases) and $2,747,365 (38% of total raw material purchases), respectively. At November 30, 2001 and November 30, 2002, the amounts due to these suppliers included in accounts payable were approximately $154,187 and $1,240,436, respectively.

NOTE 14 – Acquisition of CMJ Ventures, Inc.

Effective June 1, 2002, the Company acquired all the issued and outstanding equity capital of CMJ Ventures, Inc., a Florida corporation (“CMJ”), in a like stock exchange for 1,400,000 shares of the Company’s common stock valued at $606,200, plus acquisition expenses for a total purchase price of $1,306,412. The value of the stock was determined based upon the market price of the shares at the date of acquisition. The CMJ acquisition was made to expand the Company’s distribution and customer base and acquire additional proprietary licenses. Goodwill was incurred since Management believes that the future value of the combined synergies will be enhanced. The results of operations of CMJ are included in the consolidated financial statements of the Company commencing June 1, 2002. The Company has provided certain services and sold merchandise to CMJ prior to the effective date of the CMJ acquisition. All intercompany sales and transactions have been eliminated in the consolidated statements since the date of the acquisition.

The following is a condensed unaudited balance sheet showing the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Current assets	$892,043
Property and equipment	36,696
Other intangible assets	347,140

Total assets	1,275,879

Current liabilities	1,092,112
Short and long term debt	61,269

Total liabilities	1,153,381

Net assets acquired	$122,498

The following pro-forma condensed statement of operations has been prepared as if the acquisition of CMJ was consummated as of the beginning of each of the periods presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

	2001	2002

	(unaudited)	(unaudited)

Net sales	$12,424,234	$12,799,931

Net income (loss)	$306,631	(158,896)

Net income (loss) per share, basic and diluted	$0.04	$(0.02)

Weighted average shares outstanding	7,400,000	10,353,853

NOTE 15 – Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the eleven months and year ended November 30, 2001 and 2002, respectively, were calculated on the basis of the weighted average number of common shares outstanding during such three and nine month periods, divided by the income available to common stockholders. Outstanding stock options have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion are anti dilutive. The effect of the recapitalization of Next (See Note 1) has been given retroactive application in the EPS calculation. The common stock issued and outstanding with respect to the pre-Exchange Sporting Magic, Inc., and other shares issued, has been included since the effective date of the Exchange.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2001	2002

Numerator:
Numerator for basic and diluted earnings (loss) per share — net income (loss)	$292,857	$(83,005)

Denominator:
Denominator for basic earnings (loss) per share weighted average common shares	$6,000,000	$9,655,772
Effect of dilutive securities weighted average stock options	—	—

Denominator for diluted earnings (loss) per share	6,000,000	9,655,772

Basic earnings (loss) per share	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.05	$(0.01)

For fiscal year 2002, no effect of common stock equivalents is reflected, as the impact would be anti-dilutive to the loss per share.

NOTE 16- Operating Leases

The Company leases facilities in Chattanooga, Tennessee and Louisville, Kentucky and Wabash, Indiana under operating lease agreements expiring through 2007. The future minimum obligation under the operating leases at November 30, 2002 is:

2003	$21,600
2004	21,600
2005	21,600
2006	21,600
2007	7,740

$94,140

Rental expense under the operating leases was $31,320 and $31,270 for the years ended December 31, 2002 and 2001, respectively. The Company subleased a portion of its office space during 2001 resulting in $2,870 of sub-rental income.

NOTE 17 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

NOTE 18 – Subsequent Events

On January 16, 2003, the Company refinanced certain of its notes payable to First Federal Savings Bank and Frances Slocum Bank aggregating $2,534,663 for an aggregate principal of $3,000,000 with First Federal Savings Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The refinancing provided positive monthly cash flow to the Company compared to the cash outlay required by the notes prior to refinancing (see NOTE 9 – Short Term and Long term Debt).

On February 12, 2003 the Company entered into an agreement with First Federal Savings for a capital expenditure line of credit of $225,000 bearing interest at 7% (“Cap Ex”). The Cap Ex line matures is payable in monthly payments of $3,417 consisting of principal and interest through February 15, 2010.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
NEXT, INC. AND SUBSIDIARIES

		Additions

	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts			Deductions		Balance at End of Period

Twelve months ended November 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$508,000	$266,931		$151,294	(a)	$244,878	(b)	$681,346

Reserve for advertising allowance	$0	$78,580	$			$68,409	(c)	$10,171

Twelve months ended November 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,000	$507,512				$6,512	(b)	$508,000

   (a)   Beginning allowance on receivables of CMJ Ventures at acquisition date of June 1, 2002.

   (b)   Deductions consist of write-offs of uncollectible accounts, net of recoveries.

   (c)   Deductions consist of deductions by customer for advertising cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 28th day of February, 2003.

NEXT INC.
By:	/s/ DAN F. COOKE

Dan F Cooke Chairman of the Board and Chief Executive Officer

By:	/s/ CHARLES L. THOMPSON

Charles L. Thompson Chief Financial Officer Chief Accounting Officer

SECTION 906 CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Next, Inc.

By:	/s/ DAN F. COOKE

Dan F. Cooke Chairman of the Board and Chief Executive Officer

By:	/s/ CHARLES L. THOMPSON

Charles L. Thompson Chief Financial Officer Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAN F. COOKE	Director, Chairman of the Board, and Chief Executive Officer	February 28, 2003

Dan F. Cooke

/s/ WILLIAM B. HENSLEY III	Director, President, and Chief Operating Officer	February 28, 2003

William B. Hensley III

/s/ CHARLES L. THOMPSON	Chief Financial Officer and Executive Vice President	February 28, 2003

Charles L. Thompson

/s/ SEAN GARBER	Executive Vice President Sales and Marketing and Director	February 28, 2003

Sean Garber

/s/ SAL GERACI	Director	February 28, 2003

Sal Geraci

/s/ RONALD METZ	Director	February 28, 2003

Ronald Metz

/s/ G. MICHAEL CROSS	Director	February 28, 2003

G. Michael Cross

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dan F. Cooke, certify that:

1.        I have reviewed this annual report on Form 10-KSB of Next, Inc. (the “Issuer”) for the year ended November 30, 2002;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this annual report;

4.        The Issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Issuer’s auditors and the audit committee of Issuer’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors and material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.        The Issuer’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 28, 2003
By:	/s/ DAN F. COOKE

Dan F. Cooke Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Charles L. Thompson, certify that:

1.        I have reviewed this annual report on Form 10-KSB of Next, Inc. (the “Issuer”) for the year ended November 30, 2002;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this annual report;

4.        The Issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Issuer’s auditors and the audit committee of Issuer’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors and material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.        The Issuer’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 28, 2003
By:	/s/ CHARLES L. THOMPSON

Charles L. Thompson Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2

The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.3

Amendment No. 1 to the Exchange Agreement, dated July 18, 2002 by and among Sporting Magic Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.4

Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002

10.2	Employment Agreement dated March 1, 2002 with Sean Garber

10.3	Employment Agreement dated to be effective as of January 6, 2002 with Charles L. Thompson

10.4	Employment Agreement dated December 19, 2001 with David C. Gleason

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (1)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (4)

99.1	Press Release issued by Sporting Magic, Inc. on June 17, 2002. (2)

______________

   (1)   Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.

   (2)   Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended June 1, 2002.

   (3)   Incorporated by reference from the exhibit of the registrant’s Form 8-K Current Report dated November 25, 2002.

   (4)   Incorporated by reference from the registrant’s Form 8-K Current Report dated November 25, 2002.