Form 10QSB
period 2003-02-28
NEXT INC/TN
filed 2003-04-09
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25247

NEXT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	95-4675095
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7625 Hamilton Park Drive, Suite 12

Chattanooga, Tennessee 37421

(Address and zip code of principal executive offices)

(423) 296-8213

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  ☐

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of April 9, 2003 was 11,201,837.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐  No   ☒

NEXT, INC.

Part I – Financial Information

Part II – Other Information

1

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

The information included herein should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-KSB filed on March 12, 2003.

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

At February 28, 2003
(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$513,305
Accounts receivable, net	3,614,583
Inventories	4,855,753
Prepaid expenses and other current assets	809,418
Deferred taxes	438,619

Total current assets	10,231,678
Property, plant and equipment, net	1,944,170
Goodwill	1,207,914
Other assets, net	405,634

Total Assets	$13,789,396

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,114,174
Accrued expenses and other current liabilities	368,634
Short-term debt and current maturities	424,941

Total current liabilities	2,907,749
Long-term debt, less current maturities	8,144,248
Deferred taxes	218,015

Total liabilities	11,270,012
Commitments and contingencies	—
Stockholders’ equity	2,519,384

Total Liabilities and Stockholders’ Equity	$13,789,396

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 28,
	2002	2003
	(unaudited)	(unaudited)
Net sales	$1,983,045	$3,705,310
Cost of sales	1,487,259	2,502,539

Gross profit	495,786	1,202,772
General administrative and selling expenses	847,043	1,122,692

Operating income (loss)	(351,257)	80,080
Interest and other expense	(54,754)	(132,062)

Loss before benefit for income taxes	(406,011)	(51,982)
Benefit for income taxes	(186,498)	(18,845)

Net loss	(219,513)	(33,137)

Net income per share, basic and diluted	$(.03)	$—

Weighted average shares outstanding	7,085,536	11,132,948

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended February 28,
	2002	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(219,513)	$(33,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	84,695	84,719
Noncash compensation	—	9,750
Bad debt expense	—	15,847
Deferred taxes	(186,498)	(18,845)
Changes in operating assets and liabilities:
Accounts receivable	1,690,226	(188,808)
Inventories	197,148	(963,120)
Prepaid expenses	(37,269)	(41,007)
Other current assets	(106,281)	(5,859)
Accounts payable	(1,223,429)	(64,471)
Accrued expenses and other liabilities	101,320	(117,346)
Other noncurrent assets	—	(22,212)

Total adjustments	519,912	(1,311,352)

Net cash provided by (used in) operating activities	300,399	(1,344,489)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,286)	(145,411)

Net cash used in investing activities	(15,286)	(145,411)

Cash flows from financing activities:
Revolving credit facility, net	204,321	1,098,641
Proceeds from loans and notes payable, bank	3,000	3,225,500
Repayments of long terms debt, loans and notes payable, bank	(599,910)	(2,775,276)
Issuance of common stock	125,000	—

Net cash (used in) provided by financing activities	(267,589)	1,548,865

Net increase in cash	17,524	58,965
Cash, beginning of period	105,212	454,340

Cash, end of period	$122,736	$513,305

Supplemental Information:
Cash paid during the period for interest	$73,839	$95,699

Cash paid during the period for income taxes	$—	$—

Noncash Investing and Financing Activities:
Purchase of equipment through capital leases	$63,770	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Operations of Company

Next, Inc., (“NEXT” or the “Company”) is the parent company of (i) Next Marketing Inc., (“Next Marketing”), (ii) Blue Sky Graphics, Inc., (“Blue Sky”), and (iii) CMJ Ventures, Inc. (“CMJ”). The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at February 28, 2003, and its results of operations and cash flows for the three months ended February 28, 2002 and 2003. Operating results for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003. The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB filed on March 12, 2003.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Customer Base

NEXT has, over the last two years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, which sells to over one thousand five hundred specialty retailers, and the introduction of additional major product lines and distribution channels, such as its Motor Sports Division, which sells to a national auto dealer network, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has lessened its dependence on any one large customer or distribution channel. During the three months ended February 28, 2003, the Company’s sales to one of its largest customers, which have been operating as a debtor in possession under Chapter 11 of the United States Bankruptcy Code, were $1,424,184 (38.4% of sales) compared to $665,884 (33.6% of sales) for same period last year. While the Company expects that the dependency on this customer will decrease in future periods, there can be no assurance that the Company’s efforts will be successful. At February 28, 2003, accounts receivable from such customer was $1,199,000, all of which is within its terms and of which $834,995 has been collected in March 2003. The lag of collections from this customer was primarily due to the upgrade of the Company’s electronic transmission system, which will benefit future periods. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

New Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 141, “Business Combinations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.148, “Accounting for Stock Based Compensation,” FASB Interpretation No. 145, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FASB Interpretation No. 46, “Consolidation for Variable Interest Entities” all became effective for the Company during 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company’s financial statements.

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

3.    Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of February 28th, 2002 consisted of the following:

Raw materials	$3,774,184
Work in process	394,293
Finished goods	687,276

$4,855,753

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at February 28, 2003 are as follows:

Deferred tax assets: Accounts receivable reserves	$279,873
Net operating loss carryforwards	158,746

Total deferred tax assets	$438,619

Deferred tax liabilities:
Adoption of tax depreciation method	206,424
Goodwill and other intangibles	11,591

Total deferred tax liabilities	$218,015

5.    Short-term and Long-term Debt

Short-term and long-term debt at February 28th, 2003 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$—	$4,995,346
Notes payable	352,167	3,080,151
Capital lease obligations	72,774	68,751

Total	$424,941	$8,144,248

All of the Company’s debt is collateralized by various assets and guaranteed by certain of its principal stockholders.

The Company has a $5,000,000 revolving credit facility agreement with AmSouth Bank (“Credit Facility”), which expires on March 31, 2004. The agreement calls for monthly payments of interest at a nationally published prime rate plus .5% (4.75% at February 28, 2003) collateralized by accounts receivable and inventory. The Credit Facility is further collateralized by certain assets of and by personal guarantees of the Company’s major stockholders.

On January 16, 2003, the Company refinanced certain of its notes payable to First Federal Saving Bank and Frances Slocum Bank aggregating $2,534,663 for and aggregate principal of $3,000,000 with First Federal Saving Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The refinancing provided positive cash flow compared to the cash outlay required by the notes prior to refinancing.

On February 12, 2003 the Company entered into an agreement with First Federal Savings for a capital expenditure note of $225,000 bearing interest at 7% (“Cap Ex”). The Cap Ex note is payable in monthly installments of $3,417 consisting of principal and interest through February 15, 2010.

6.    Stockholders’ Equity

Stockholders’ Equity is comprised of the following:

At February 28, 2003
(unaudited)
Common stock, $.001 par value; 50,000,000 shares authorized, 11,201,837 shares issued and outstanding	$11,202
Additional paid in capital	1,291,771
Retained earnings	1,252,161
Unearned compensation	(35,750)

Total stockholders’ equity	$2,519,384

The Company assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder. Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. These options are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date and are being amortized over a two-year period.

7.    Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three-months ended February 28, 2002 and 2003 were calculated on the basis of the weighted average number of common shares outstanding during the three-month period, divided by the income available to common stockholders. Outstanding stock options have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would not be material.

8.    Acquisition of CMJ Ventures, Inc.

Effective June 1, 2002, the Company acquired all the issued and outstanding equity capital of CMJ Ventures, Inc. The results of operations of CMJ are included in the condensed consolidated financial statements of the Company commencing June 1, 2002. The following pro-forma condensed combined statement of operations has been prepared as if the acquisition of CMJ was consummated as of the beginning of each of the periods presented herein. The pro-forma results of operations are not necessarily indicative of the combined results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

	Pro-forma Statement of Operations Three Months Ended February 28,
	2002	2003
	(unaudited)	(unaudited)
Net sales	$2,312,532	$3,705,310
Expenses	2,585,730	3,738,447

Net loss	(273,198)	(33,137)

Net loss per share, basic and diluted	$(.03)	$

Weighted average shares outstanding	8,485,536	11,132,948

Item 2.     Management’s Discussion and Analysis or Plan of Operation

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. The information included herein should be read in conjunction with the information contained in the Company’s annual report on Form 10-KSB filed on March 12, 2003. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words “believe”, “anticipate”, “estimate”, “expect”, “are of the opinion that” and words of similar import, constitute “forward-lookingstatements.” You should not place any undue reliance on these forward-looking statements.

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

Overview

NEXT is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002 to $11.3 billion. To maximize its potential, the Company has, over the last two years, significantly expanded its license program to include the following:

•	NEXT has accumulated about 200 licenses and agreements to distribute its College Wear USA™ line for every major college and university;
•	NEXT has entered into licensing agreements with Chevy®, Pontiac ®, Dodge® , GMC®, and Ford® to utilize their respective “branded” logos for the RPM Sports USA™ Motor Sports line, targeting the automotive dealership network consisting of approximately 6,000 auto dealers, and the NASCAR market, the largest spectator sport in the nation;
•	NEXT’s proprietary designs include: American Biker™, American Wildlife™, Ragtops Sportswear™ and Cadre Athletic™ among others;
•	NEXT has acquired the exclusive license for distribution of the Kentucky Derby products;
•	NEXT has major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® to utilize their “branded” logos for the “Beer Wear USA”™ product line.

Operations and Expansion

NEXT is one of the significant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. NEXT has, over the last two years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops.

NEXT is actively engaged in discussions with various potential acquisition targets and expects to grow through strategic acquisitions of complementary businesses. The Company has embarked on an aggressive acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company, especially the souvenir, gift shop and corporate segment. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

Acquisition of CMJ Ventures Inc.

As discussed above, effective June 1, 2002, the Company acquired all of the issued and outstanding equity capital of CMJ. CMJ, a sales and marketing company, distributes products primarily under its proprietary license programs, the American Biker® line, which specializes in motorcycle merchandizing, and the Rag Tops Sportswear® line, a premier line in the gift and souvenir markets. Additionally, CMJ operates a promotional products division that services major corporate clients and national retailers. CMJ’s customers, distribution network and licenses diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to show strong growth. The Company has fully integrated the operations, accounting and administrative functions of CMJ, thereby resulting in cost savings to the ongoing operations.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2002 and 2003. These statements should be read in conjunction with the audited financial statements of Next as filed in the Form 10-KSB.

	Three Months Ended February 28,
	2002	2003
	(unaudited)	(unaudited)
Net sales	$1,983,045	$3,705,310
Cost of sales	1,487,259	2,502,539

Gross profit	495,786	1,202,772

Operating and Other Expenses:
General and administrative	362,269	568,960
Royalty and commission expense	155,040	385,242
Corporate cost	329,734	168,490
Interest expense	73,839	109,251
Other (income) expense	(19,085)	22,811

Total operating and other expense	901,797	1,254,754

Income (loss) before income taxes	(406,011)	(51,982)
(Benefit) of income taxes	(186,498)	(18,845)

Net income (loss)	$(219,513)	$(33,137)

Net Sales

Net sales increased 86.8% to $3,705,310 for the three months ended February 28, 2003 from $1,983,045 for the three months ended February 28, 2002. This growth in sales is primarily attributable to (a) the inclusion of Motor Sports sales (b) expansion of the Next Marketing customer base of new national retail merchants and (c) the successful introduction of E-Commerce sales. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 67.5% of the Company’s net sales for the three months ended February 28, 2003 compared to 75.0% for the three months ended February 28, 2002. This reduction in cost resulted chiefly from a reduction in the prices paid by the Company for raw materials, combined with the favorable product mix of sales, and efficiencies of management processes.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment. Depreciation amounts included in the cost of sales were $53,754 for the three months ended February 28, 2003 compared to $43,402 for the three months ended February 28, 2002.

Operating and Other Expenses

General and administrative expenses were $568,960 (15.3% of net sales) for the three months ended February 28, 2003 compared to $362,269 (18.3% of sales) for the three months ended February 28, 2002. This increase in expenses primarily resulted from the addition of new sales and customer service personnel to further expand and diversify the Company’s existing customer base.

Royalty and commission expenses were $385,242 (10.4% of net sales) for the three months ended February 28, 2003 compared to $155,040 (7.8% of net sales) for the three months ended February 28, 2002. The increase in expense was directly related to sales increase and sales mix with higher royalty expense percentages.

To effectively implement its growth and acquisition plan, along with enabling the Company to meet its expanded public reporting requirements, the Company finalized the initial implementation of its information system and expanded its corporate capabilities. Total expenses incurred by the Company for such internal and outside professional services for the three months ended February 28, 2003 and 2002 were $168,490 and $329,734, respectively. The reduction in expenses was directly related to the Company’s concerted effort to minimize expenses from professional fees related to the public requirements, while increasing its productivity through its utilization of systems and greater internal capability.

Interest expense relates to the Company’s short- and long-term debt. Interest expense was $109,251 for the three months ended February 28, 2003 compared to $73,839 for the three months ended February 28, 2002. The primary reason for the increased interest expense was an increase of approximately $3,657,409 in additional short and long debt to finance the company’s expansion.

The benefit of income taxes for the three months ended February 28, 2003 was $18,845, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences. Benefit of income taxes as of February 28, 2002 was $186,498, which was higher relating to the pre-tax loss and recognition of book and tax temporary differences.

Financial Position, Capital Resources, and Liquidity – February 28, 2003 and November 30, 2002:

At February 28, 2003 working capital was $7,323,929, representing an increase of $1,355,184 from working capital at November 30, 2002 of $5,968,745. This increase in working capital was primarily due to increase in inventories and receivables associated with planned business growth.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with AmSouth Bank and promissory notes issued by First Federal Bank. The AmSouth credit facility has a maximum limitation of $5,000,000 of which the Company as of February 28, 2003 has drawn upon $4,995,346. This credit facility matures on March 31, 2004 and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal sum of $3,000,000 paid in monthly installments of $26,000 of principal and interest with a principal sum of $2,647,805 due January 16, 2006.

The Company is presently in discussions with several lending institutions that have indicated a desire to replace the Company’s current revolving credit facility. In addition, the Company believes that its relationship with its existing banks is such that they would be willing to extend their facilities beyond the due date if necessary.

Should the Company fail to secure a new credit facility following maturity or default on any of its promissory notes, it would have a materially adverse effect on the Company’s liquidity and ability to finance operations.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for the three months ended February 28, 2003 was $1,344,489 as compared to $300,399 of cash provided by operations for the three months ended February 28, 2002. The increase in cash used stemmed primarily from increased working capital expenses. The lag in receivable collections from one of the company’s larger customers during the first quarter of 2003 was primarily related to the upgrade of the Company’s electronic transmission capability. These information systems enhancements were completed in March of 2003 and corresponding receivables collected.

Cash used for investing activities was $145,411 for the three months ended February 28, 2003 compared to $15,286 for the three months ended February 28, 2002. The Company’s investing activities during these periods was primarily the purchase of new equipment.

Net cash provided by financing activities was $1,548,865 for the three months ended February 28, 2003 compared to $267,589 used in financing activities for the three months ended February 28, 2002. This net increase of $1,816,454 related to proceeds from bank loans and the revolving credit facility that were partially offset by repayment of debt.

Item 3.     Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Item 5.     Other Information

The Company filed an annual report on Form 10-KSB on March 12, 2003.

Item 6.     Exhibits and Reports on Form 8-K

(a)    The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
99.1	Agreement and Plan of Merger (1)
99.2	Amended and Restated Certificate of Incorporation (1)
99.1	Press release dated March 14, 2003 reporting earnings for the 2007 fiscal year incorporated by reference from the exhibit on the registrant’s form 8-K Current Report dated March 17, 2003 (2)

(1)	Incorporated by reference from the exhibit of the Company’s Form 8-K Current Report dated January 7, 2003.
(2)	Incorporated by reference from the exhibit of the Company’s Form 8-K Current Report dated March 17, 2003.

(b)	Reports of Form 8-K

(1)	A report on Form 8-K was filed on January 7, 2003, reporting amendments to certain Company loan documents, a merger involving the Company, the Company’s name change and a change in the Company’s fiscal year.

(2)	A report on Form 8-K was filed on March 17, 2003, reporting earnings result for the 2002 fiscal year.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 9, 2002

NEXT, INC.

By:	/s/ DAN COOKE
Dan Cooke Chief Executive Officer

By:	/s/ CHARLES THOMPSON
Charles Thompson Chief Financial Officer and Principal Accounting Officer

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

By:	/s/ DAN F. COOKE
Chairman of the Board and Chief Executive Officer

By:	/s/ CHARLES L. THOMPSON
Chief Financial Officer Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dan F. Cooke, certify that:

1.	I have reviewed this periodic report on Form 10-QSB of Next, Inc. (the “Issuer”) for the period ended February 28, 2003.

2.	Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

3.	Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this period report;

4.	The Issuer’s other certify officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

b)	evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the “Evaluation Date”); and

c)	presented in this period report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Issuer’s auditors and the audit committee of Issuer’s board of directors (or persons performing the equivalent functions):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.	The Issuer’s other certifying officers and I have indicated that this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrections actions with regard to significant deficiencies and material weaknesses.

Dated	April 9, 2003

By:	/s/ Dan F. Cooke

Dan F. Cooke Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Charles L. Thompson, certify that:

1.	I have reviewed this periodic report on Form 10-QSB of Next, Inc. (the “Issuer”) for the period ended February 28, 2003;

2.	Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

3.	Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this periodic report;

4.	The Issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

b)	evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the “Evaluation Date”); and

c)	presented in this periodic report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Issuer’s auditors and the audit committee of Issuer’s board of directors (or persons performing the equivalent functions):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.	The Issuer’s other certifying officers and I have indicated in this periodic report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	April 9, 2003

By:	/s/ Charles L. Thompson

Charles L. Thompson Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Agreement and Plan of Merger (1)
99.2	Amended and Restated Certificate of Incorporation (1)
99.1	Press release dated March 14, 2003 reporting earnings for the 2007 fiscal year incorporated by reference from the exhibit on the registrant’s form 8-K Current Report dated March 17, 2003 (2)

(1)	Incorporated by reference from the exhibit of the Company’s Form 8-K Current Report dated January 7, 2003.
(2)	Incorporated by reference from the exhibit of the Company’s Form 8-K Current Report dated March 17, 2003.