Form 10QSB
period 2003-05-31
NEXT INC/TN
filed 2003-07-15
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-25247

NEXT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	95-4675095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7625 Hamilton Park Drive, Suite 12

Chattanooga, Tennessee 37421

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (423) 296-8213

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of July 14, 2003 was 12,701,131.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

NEXT, INC.

ii

Part I – Financial Information

Item 1.    Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

At May 31, 2003
(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$506,756
Accounts receivable, net	3,071,787
Inventories	4,756,873
Prepaid expenses and other current assets	827,821
Deferred taxes, current	326,104

Total current assets	9,489,341
Property, plant and equipment, net	1,957,933
Goodwill	2,033,273
Other assets, net	571,123

Total Assets	$14,051,670

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,681,392
Accrued expenses and other current liabilities	1,002,515
Short-term debt and current maturities	5,000,784

Total current liabilities	7,684,691
Long-term debt, less current maturities	3,093,250
Deferred taxes	199,665
Other non-current liabilities	305,000

Total liabilities	11,282,606
Commitments and contingencies	—
Stockholders’ equity	2,769,064

Total Liabilities and Stockholders’ Equity	$14,051,670

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31,
	2002	2003
	(unaudited)	(unaudited)
Net sales	$2,177,383	$5,131,944
Cost of sales	1,630,085	3,706,289

Gross profit	547,298	1,425,655

General administrative and selling expenses	462,376	1,065,072

Operating income	84,922	360,583

Interest and other expense	(78,623)	(123,020)

Income before income taxes	6,299	237,563

Provision for income taxes	7,013	94,165

Net income (loss)	(714)	143,398

Net income (loss) per share, basic and diluted	$(.0001)	$.01

Weighted average shares outstanding	9,489,225	11,241,731

	Six Months Ended May 31,
	2002	2003
	(unaudited)	(unaudited)
Net sales	$4,160,427	$8,837,254
Cost of sales	3,118,630	6,208,827

Gross profit	1,041,797	2,628,427

General administrative and selling expenses	1,308,131	2,211,177

Operating income (loss)	(266,334)	417,250

Interest and other expense	(133,378)	(231,669)

Income (loss) before income taxes	(399,712)	185,581

Provision (Benefit) for income taxes	(179,485)	75,320

Net income (loss)	(220,227)	110,261

Net income (loss) per share, basic and diluted	$(.03)	$.01

Weighted average shares outstanding	8,300,588	11,187,949

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended May 31,
	2002	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(220,227)	$110,261
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	79,775	178,056
Noncash compensation	—	21,300
Bad debt expense	22,300	11,443
Deferred taxes	(179,485)	75,320
Changes in operating assets and liabilities:
Accounts receivable	316,860	358,392
Inventories	196,274	(864,240)
Prepaid expenses	(232,780)	(76,680)
Other current assets	23,304	(102,015)
Accounts payable	(1,200,791)	(497,253)
Accrued expenses and other current liabilities	59,899	80,908
Other noncurrent assets	—	1,948

Total adjustments	(914,644)	(812,821)

Net cash used in operating activities	(1,134,871)	(702,560)

Cash flows from investing activities:
Purchases of property, plant and equipment	(83,414)	(226,684)
Purchase of capitalized art	—	(92,050)

Net cash used in investing activities	(83,414)	(318,734)

Cash flows from financing activities:
Revolving credit facility, net	1,473,409	787,341
Proceeds from loans and notes payable, bank	783,987	3,225,500
Repayments loans and notes payable, bank	(1,177,513)	(2,939,131)
Issuance of common stock	125,104	—

Net cash provided by financing activities	1,204,987	1,073,710

Net increase (decrease) in cash	(13,298)	52,416
Cash, beginning of period	105,212	454,340

Cash, end of period	$91,914	$506,756

Supplemental Information:
Cash paid during the period for interest	$158,157	$214,686

Cash paid during the period for income taxes	$—	$4,823

Noncash Investing and Financing Activities:
Purchase of equipment through capital leases	$107,296	$—

Equity securities issued in connection with the acquisition of CMJ Ventures, Inc.	$—	$118,732

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at May 31, 2003, and its results of operations and cash flows for the six months ended May 31, 2002 and 2003. Operating results for the six months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Customer Base

NEXT has, over the last two years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, which sells to over one thousand five hundred specialty retailers, and the introduction of additional major product lines and distribution channels, such as its Motor Sports Division, which sells to a national auto dealer network, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has lessened its dependence on any one large customer or distribution channel. During the six months ended May 31, 2003, the Company’s sales to one of its largest customers, which emerged from chapter 11 bankruptcy protection on May 6, 2003, were $2,721,546 (30.80% of sales) compared to $1,680,972 (40.46% of sales) for same period last year. While the Company expects that the dependency on this customer will decrease in future periods, there can be no assurance that the Company’s efforts will be successful. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

New Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 141, “Business Combinations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.148, “Accounting for Stock Based Compensation,” FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FASB Interpretation No. 46, “Consolidation for Variable Interest Entities” all became effective for the Company during 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company’s financial statements.

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

3. Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of May 31, 2003 consisted of the following:

Raw materials	$3,958,120
Work in process	231,878
Finished goods	566,875

$4,756,873

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at May 31, 2003 are as follows:

Current asset:
Accounts receivable reserves	$19,717
Net operating loss carryforwards	306,387

Current deferred tax asset	$326,104

Non-current liability:
Intangibles	$(76,209)
Adoption of tax depreciation method	275,874

Long-term deferred tax liability	$199,665

5. Short Term and Long Term Debt

Short-term and long-term debt at May 31, 2003 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$4,684,046	$—
Notes payable	246,331	3,040,769
Capital lease obligations	70,407	52,481

Total	$5,000,784	$3,093,250

All of the Company’s debt is collateralized by various assets and guaranteed by certain of its principal stockholders.

The Company has a $5,000,000 revolving credit facility agreement with AmSouth Bank (“Credit Facility”), which expires on March 31, 2004. The agreement calls for monthly payments of interest at a nationally published prime rate plus .5% (4.75% at May 31, 2003) collateralized by accounts receivable and inventory. The Credit Facility is further collateralized by certain assets of and by personal guarantees of the Company’s major stockholders.

On January 16, 2003, the Company refinanced certain of its notes payable to First Federal Savings Bank and Frances Slocum Bank. These loans, aggregating $2,534,663, were refinanced at an aggregate principal of $3,000,000 with First Federal Savings Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The refinancing provided positive cash flow compared to the cash outlay required by the notes prior to refinancing.

On February 12, 2003 the Company entered into an agreement with First Federal Savings for a capital expenditure note of $225,000 bearing interest at 7% (“Cap Ex”). The Cap Ex note is payable in monthly installments of $3,417 consisting of principal and interest through February 15, 2010.

6. Stockholders’ Equity

Stockholders’ Equity is comprised of the following:

At May 31, 2003
(unaudited)
Common stock, $.001 par value; 50,000,000 shares authorized, 11,451,131 shares issued and outstanding	$11,451
Additional paid in capital	1,392,254
Retained earnings	1,395,559
Unearned compensation	(30,200)

Total stockholders’ equity	$2,769,064

Pursuant to the terms of the 2001 Next Stock Option Plan (the “Next Plan”), any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 employee options have been granted under the Next Plan, with each option vesting on the two-year anniversary of the grant date. These options are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date and are being amortized over a two year period. The Company issued an additional 60,000 options under the Next Plan in March of 2003 to its independent Directors in lieu of fees, which are being amortized over a nine-month period.

The significant shareholders of the Company, representing approximately 70.1% of total shares outstanding, have voluntarily entered into lock-up agreements whereby the shares owned by them are subject to a lockup through May 1, 2006, that may be terminated on

May 1, 2004 and every six months thereafter if all stockholders a party to the lock-up agreements with identical terms so decide.

7. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and six months ended May 31, 2002 and 2003 were calculated on the basis of the weighted average number of common shares outstanding during the three-month period, divided by the income available to common stockholders. Outstanding stock options have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would not be material.

8. Acquisition of CMJ Ventures, Inc.

Effective June 1, 2002, the Company acquired all the issued and outstanding equity capital of CMJ Ventures, Inc. The results of operations of CMJ are included in the condensed consolidated financial statements of the Company commencing June 1, 2002. The following pro-forma condensed combined statement of operations has been prepared as if the acquisition of CMJ was consummated as of the beginning of each of the periods presented herein. The pro-forma results of operations are not necessarily indicative of the combined results that would have been achieved had the acquisition occurred at the beginning of the period, nor are they necessarily indicative of the results of operations that may occur in the future:

	Pro-Forma Statement of Operations Six Months Ended May 31,
	2002	2003
	(unaudited)	(unaudited)
Net sales	$4,508,922	$8,837,254
Expenses	4,805,040	8,726,993

Net loss	(296,118)	110,261

Net loss per share, basic and diluted	$(.03)	$.01

Weighted average shares outstanding	9,700,588	11,187,949

Pursuant to the terms of an Agreement and Plan of Merger dated as of March 1, 2002 and as amended on May 16, 2002 (the “Merger Agreement”), CMJ Ventures, Inc. (“CMJ”) became a wholly owned subsidiary of the Company effective June 1, 2002 (the “Effective Date”). Prior to the Merger, CMJ, a customer of Next, was a privately held company that designed and distributed licensed promotional products.

At the Effective Date, each outstanding share of CMJ common stock, $1.00 par value, converted into 2,545.4545 shares of Company common stock, $.001 par value, resulting in 1,400,000 shares of the Company’s stock issued to the former stockholders of CMJ. The amount of the consideration paid in the Merger was determined through an arms-length negotiation between representatives of the Company and CMJ.

On May 15, 2003 (“Effective Amendment Date”), the Company, Sean Garber and Lisa Garber (former stockholders of CMJ), with the consent of CMJ, entered into an amendment to the Merger Agreement. At the Effective Amendment Date, Mr. Garber resigned his position with the Company. These transactions, taken together with the Company’s plan to consolidate the operational functions; will result in a net cash savings of approximately $700,000 over the next four years, inclusive of additional merger consideration of $475,000 (payable monthly over four years) to the former stockholders of CMJ.

The Company has also undertaken, on a best efforts basis, to arrange for the purchase by a third party of Sean Garber and Lisa Garber’s 1,260,000 shares issued at the Effective Date, subject to the same lock-up agreement and other terms, currently in effect, for an aggregate purchase price of $1,260,000 (“Private Distribution”). If the Company is unable to arrange for the Private Distribution on or before May 15, 2004, the Company agrees to issue to Sean Garber and Lisa Garber 300,000 shares of its common stock as additional merger consideration.

9. Subsequent Event

On July 9, 2003, the Company issued 750,000 shares of common stock and warrants to purchase 375,000 shares of common stock to substantial institutional investors. The shares of common stock were purchased at a price of $0.80 per share and the warrants will entitle the holders thereof to purchase shares of common stock at a price of $1.125 per share for a period of five years. The above transaction has infused $600,000 of new equity to the Company. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in this financing and the shares of common stock issuable on exercise of warrants within thirty days of the closing.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words “believe”, “anticipate, “estimate”, “expect”, “are of the opinion that” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

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

•	NEXT has accumulated approximately 200 licenses and agreements to distribute its College Wear USA™ line for every major college and university;
•	NEXT has entered into licensing agreements with Chevy®, Pontiac ®, Dodge® GMC®, and Ford® to utilize their respective “branded” logos for the RPM Sports USA™ Motor Sports line, targeting the automotive dealership network consisting of approximately 6,000 auto dealers, and the NASCAR market, the largest spectator sport in the nation;
•	NEXT’s proprietary designs include: American Biker™, American Wildlife™, Ragtops Sportswear™ and Cadre Athletic™ among others;
•	NEXT has acquired the exclusive license for distribution of the Kentucky Derby products;
•	NEXT has major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® to utilize their “branded” logos for the “Beer Wear USA”™ product line.

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

NEXT is actively engaged in discussions with various potential acquisition targets and expects to grow through strategic acquisitions of complimentary businesses. On June 25, the Company announced that it had signed a letter of intent to acquire “Lil Fan and Affiliates” a privately held sales and marketing company located in Noblesville, Indiana. The Company has embarked on an aggressive acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company, especially the souvenir, gift shop and corporate segment. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

Acquisition of CMJ Ventures Inc.

As discussed above, effective June 1, 2002, the Company acquired all of the issued and outstanding equity capital of CMJ. CMJ, a sales and marketing company, distributes products primarily under its proprietary license programs, the American Biker® line, which specializes in motorcycle merchandising, and the Rag Tops Sportswear® line, a premier line in the gift and souvenir markets. Additionally, CMJ operates a promotional products division that services major corporate clients and national retailers. CMJ’s customers, distribution network and licenses diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to show strong growth. The Company has fully integrated the operations, accounting and administrative functions of CMJ, thereby resulting in cost savings to the ongoing operations.

As described in Note 8 to the financial statements, on May 15, 2003 the Company amended the terms of the Agreement and Plan of Merger pursuant to which the Company acquired CMJ.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2002 and 2003. These statements should be read in conjunction with the audited financial statements of Next as filed in the Form 10-KSB.

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,177,383	$5,131,944	$4,160,427	$8,837,254
Cost of sales	1,630,085	3,706,289	3,118,630	6,208,827

Gross profit	547,298	1,425,655	1,041,797	2,628,427

Operating and Other Expenses:
General and administrative	290,836	458,594	675,551	1,027,554
Royalty and commission expense	65,472	371,420	220,512	756,662
Corporate expenses	106,068	235,058	412,068	426,961
Interest expense	84,348	117,401	158,187	226,652
Other (income) expense	(5,725)	5,619	(24,809)	5,017

Total operating and other expense	540,999	1,188,092	1,441,509	2,442,846

Income (loss) before income taxes	6,299	237,563	(399,712)	185,581
Provision (benefit) of income taxes	7,013	94,165	(179,485)	75,320

Net income (loss)	$(714)	$143,398	$(220,227)	$110,261

Net Sales

Net sales increased 135.7% to $5,131,944 for the three months ended May 31, 2003 from $2,177,383 for the three months ended May 31, 2002. Net sales also increased 112.4% to $8,837,254 for the six months ended May 31, 2003 from $4,160,427 for the six months ended May 31, 2002. This growth in sales is primarily attributable to (a) the inclusion of CMJ sales (b) expansion of the Next Marketing customer base of new national retail merchants (c) the successful introduction of E-Commerce sales and (d) expansion of Motor Sports sales. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 72.2% of the Company’s sales for the three months ended May 31, 2003 compared to 74.9% for the three months ended May 31, 2002. Cost of sales were 70.3% for the six months ended May 31, 2003 compared to 75.0% for the six months ended May 31, 2002. This reduction in cost as a percentage of sales resulted primarily from lower unit cost incurred by the Company for raw materials, combined with the favorable product mix of sales, and production efficiencies due to higher unit output results in lower unit overhead cost.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $458,594 (8.9% of sales) for the three months ended May 31, 2003 compared to $290,836 (13.4% of sales) for the three months ended May 31, 2002. The majority of the increase in expenses was primarily due to general and administrative expenses for CMJ for the three months ended May 31, 2003, which were $106,786 (2.1% of sales) compared to no expenses for the three months ended May 31, 2002. General and administrative expenses were $1,027,554 (11.6% of sales) for the six months ended May 31, 2003 compared to $675,551 (16.2%) for the six months ended May 31, 2002. The increase in general and administrative expenses for the six-months ended May 31, 2003 related to CMJ was $243,897 (2.8% of sales), which was not in the six months ended, May 31, 2002.

Royalty and commission expenses were $371,420 (7.2% of sales) for the three months ended May 31, 2003 compared to $65,472 (3.0% of sales) for the three months ended May 31, 2002. Royalty and commission expenses were $756,662 (8.6% of sales) for the six months ended May 31, 2003 compared to $220,512 (5.3% of sales) for the six months ended May 31, 2002. The increase in royalty expense was directly related to sales increase and sales mix with higher royalty expense percentages which is one of the Company’s primary sales and marketing expansion strategy. Commissions increased as a greater percentage of sales due to an increase in sales generated by outside sales representatives.

To effectively implement its growth and acquisition plan, along with enabling the Company to meet its expanded public reporting requirements, the Company finalized the initial implementation of its information system and expanded its corporate capabilities. Total expenses incurred by the Company for such internal and outside professional services for the three months ended May 31, 2003 and 2002 were $235,058 and $106,068, respectively. The increase in the three-month period related to increased banking fees, audit fees, and salaries for two corporate officers who did not take salaries in the prior year. Corporate expenses were $426,961 for the six months ended May 31, 2003 compared to $412,068 for the six months ended May 31, 2002.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $117,401 for the three months ended May 31, 2003 compared to $84,348 for the three months ended May 31, 2002. The primary reason for the increased interest expense was an increase of approximately $1,582,256 in additional short and long debt to finance the company’s expansion.

The provision for income taxes for the three months ended May 31, 2003 was $94,165, which is attributable to the Company’s year-to-date net operating profit adjusted by book and income tax recognition of temporary differences. Provision for income taxes for the three-month period ended May 31, 2002 was $7,013, which was lower related to the pre-tax income and recognition of book and tax temporary differences.

Financial Position, Capital Resources, and Liquidity – May 31, 2003 and November 30, 2002:

At May 31, 2003 working capital was $1,887,740 representing a decrease of $4,081,045 from working capital at November 30, 2002 of $5,968,785. This decrease in working capital was primarily due to increase in short term debt of $4,599,208. The maturity date of the Company’s revolving credit line is March 31, 2004; therefore, the revolving credit line has been reclassified from long term to short term as of May 31, 2003. The Company is in process of negotiating a new revolving credit facility.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with AmSouth Bank and promissory notes issued by First Federal Bank. The AmSouth credit facility has a maximum limitation of $5,000,000 of which the Company as of May 31, 2003 has drawn upon $4,684,046. This credit facility matures on March 31, 2004 and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal loan in the amount of $3,000,000 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,647,805 due January 16, 2006.

The Company is presently in discussions with several lending institutions that have indicated a desire to replace and increase the Company’s current revolving credit facility. In addition, the Company believes that its relationship with its existing banks is such that they would be willing to extend their facilities beyond the due date if necessary. Should the Company fail to secure a new credit facility following maturity or default on any of its promissory notes, it would have a materially adverse effect on the Company’s liquidity and ability to finance operations.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for the six months ended May 31, 2003 was $702,560 as compared to $1,134,871 of cash provided by operations for the six months ended May 31, 2002. The decrease in cash used stemmed primarily from increased profitability.

Cash used for investing activities was $318,734 for the six months ended May 31, 2003 compared to $83,414 for the six months ended May 31, 2002. The Company’s investing activities during these periods was primarily the purchase of new equipment.

Net cash provided by financing activities was $1,073,710 for the six months ended May 31, 2003 compared to $1,204,987 used in financing activities for the six months ended May 31, 2002. This net decrease of $131,277 related to reduction in proceeds from the revolving credit facility that was partially offset by repayment of debt.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
2.3	Amendment to Agreement and Plan of Merger dated to be effective May 15, 2003 by and among Next, Inc., Sean Garber and Lisa Garber (1)
10.7	Lock-Up Agreement dated April 15, 2003 between Dan F. Cooke and Next, Inc.
10.8	Lock Up Agreement dated April 15, 2003 between The William B. Hensley and Cindy S. Hensley Family Limited Partnership and Next, Inc.
10.9	Lock-Up Agreement dated April 15, 2003 between Charles L. Thompson and Next, Inc.
10.10	Lock-Up Agreement dated April 15, 2003 between Sean Garber and Next, Inc.
10.11	Lock-Up Agreement dated April 15, 2003 between Mark Carter and Next, Inc.
99.6	Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the registrant’s Form 8-KA dated June 1, 2002.

(b)	Reports of Form 8-K

(1)	A report on Form 8-K was filed on March 17, 2003, reporting earnings result for the 2002 fiscal year.

(2)	A report on Form 8-KA was filed on June 18, 2003 reporting the amended merger consideration for CMJ Ventures, Inc.

(3)	A report on Form 8-K was filed on July 11, 2003 reporting the issuance of common stock and warrants.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

By:	/s/ Dan Cooke Dan Cooke Chief Executive Officer

July 14, 2003

By:	/s/ Charles Thompson Charles Thompson Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.3	Amendment to Agreement and Plan of Merger dated to be effective May 15, 2003 by and among Next, Inc., Sean Garber and Lisa Garber. (1)

10.7	Lock-Up Agreement dated April 15, 2003 between Dan F. Cooke and Next, Inc.

10.8	Lock-Up Agreement dated April 15, 2003 between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc.

10.9	Lock-Up Agreement dated April 15, 2003 between Charles L. Thompson and Next, Inc.

10.10	Lock-Up Agreement dated April 15, 2003 between Sean Garber and Next, Inc.

10.11	Lock-Up Agreement dated April 15, 2003 between Mark Carter and Next, Inc.

99.6	Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the registrant’s Form 8-KA dated June 1, 2002.