Form 10KSB/A
period 2002-11-30
NEXT INC/TN
filed 2003-09-09
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment #1)

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

Organization and Business

Next, Inc., a Delaware corporation (“NEXT” or the “Company”) formed on January 2, 1987, is the parent company of three operating wholly-owned subsidiaries: (i) Next Marketing Inc., a Delaware corporation (“Next Marketing”), (ii) Blue Sky Graphics, Inc., a Delaware corporation (“Blue Sky”), and (iii) CMJ Ventures, Inc., a Florida corporation (“CMJ”). The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

The Company’s management (“Management”) believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of the growth opportunities in the marketplace. Management believes that Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002, to $11.3 billion. To maximize its potential, the Company has, over the past two years, significantly expanded its license program to include the following:

•	NEXT has accumulated about 200 licenses and agreements to distribute its College Wear USA™ line for every major college and university;
•	NEXT has entered into licensing agreements with Chevy®, Pontiac®, Dodge® and GMC®® to utilize their respective “branded” logos for the RPM Sports USA™ Motor Sports line, targeting the automotive dealership network consisting of approximately 6,000 auto dealers, and the NASCAR market, the largest spectator sport in the nation;
•	NEXT’s proprietary designs include American Biker™, American Wildlife™, Ragtops Sportswear™ and; Cadre Athletic™ amongst others;
•	NEXT has acquired the exclusive license for distribution of the Kentucky Derby products;
•	NEXT has major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® to utilize their “branded” logos for the “Beer Wear USA”™ product line.

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

•	Excellent Design and Merchandising Staff-We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment, consistency in our product variety, offers the customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less that industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.

•	Upscale brand identity. The Company offers a style of products that are built on quality and strong imagery. Our marketing themes revolve around college and university brands, motor sports, golf, tennis, outdoor lifestyle, motorcycle biking, fishing, water sports, and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the retail level with specialized planograms and displays that present our lines as distinctive collections. The Company’s target is an upscale consumer in casual settings, college and sporting activities, or relaxed weekend environments. We believe that our consumers are seeking a refined level of product quality and distinctiveness, and our designs, manufacturing standards and marketing are structured accordingly.

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

E-Commerce. Recently, the Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant are www.collegewearusa.com™; www.rpmsportswearusa.com™ (functional March 1, 2003); and www.americanbiker.net™. The Company plans on establishing additional e-commerce web sites as other product lines (i.e. www.beerwearusa.com™ (functional April 1, 2003) promoting the Beer Wear USA™ product line) are established.

Increased Marketing of the Company’s Proprietary Designs. The Company has developed several proprietary designs that Management believes will increase its penetration into existing customer base and broaden its product offering to new accounts. The proprietary designs cover a broad spectrum of themes such as: American Wildlife® (outdoor activities), American Classic® (golf and automotive), American Biker® (motorcycles), and Cadre Athletic® (college and athletics), amongst others.

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

Industry

NEXT operates in two interrelated industries — the promotional products and imprinted sportswear industries. The promotional products industry is estimated to generate approximately $17.9 billion in revenue on an annual basis. It is a rapidly growing industry that has more than tripled in size over the last ten years. The industry is highly fragmented consisting mainly of privately held smaller companies with no dominant positions. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports related sector increased by 8% during the year ended December 31, 2002, to $11.3 billion. Management believes that it has developed a solid base of licenses and customers from which to build upon and additionally has an excellent reputation in the marketplace.

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

[GRAPH]

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

[GRAPH]

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

Imprinted Sportswear Industry. The imprinted sportswear industry is a niche industry that entails value added embellishment (embroidering or screen-printing) of products. The items that are imprinted include: headwear, polo shirts, long-sleeve shirts, fleece wear, shorts, jackets, beach towels, souvenir blankets and t-shirts. The imprinted sportswear is sold primarily through traditional and specialty retailers ranging from the large national and regional chains to sporting goods stores, casinos, golf and tennis pro shops, souvenir shops and sports stadiums. The corporate salesmarket is comprised primarily of corporations that purchase imprinted sportswear bearing the corporation’s logo, name, or a theme.

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

2001 Fiscal Year (a)
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

	November 30,
	2001	2002
Net sales	$10,822,517	$12,451,436
Cost of sales	8,064,400	8,890,493

Gross profit	2,758,117	3,560,943

Operating and Other Expenses:
General and administrative expense	1,365,181	1,732,110
Royalty and commission expense	777,125	1,091,119
Corporate expense	—	701,863
Interest expense	339,492	358,196
Other income	(16,538)	(37,581)

Total operating and other expense	2,465,260	3,845,707

Income (loss) before income taxes	292,857	(284,764)
(Benefit) of income taxes	—	(201,759)

Net income (loss)	$292,857	$(83,005)

Net Sales

Net sales increased 15.1% to $12,451,436 for 2002 from $10,822,517 for 2001. The growth in sales is primarily attributable to increased sales from existing customers and four new customers resulting in a net increase of $900,000. CMJ customers from the date of acquisition generated an additional $700,000 of sales in 2002.

Cost of Sales

Cost of sales was $8,890,493 or 71.4% of the Company’s net sales for 2002 compared to $8,064,400 or 74.5% for 2001. Raw material cost was 44.4% of sales in 2002 as compared to 47.5% of sales in 2001, the decrease resulting from the Company’s sourcing its products primarily through suppliers in the Asian basin. These suppliers were able to offer the Company lower cost products of the same quality as its domestic suppliers.

Operating and Other Expenses

General and administrative expenses were $1,732,110 (13.9% of net sales) for 2002 compared to $1,365,181 (12.6% of net sales) for 2001. The increase in expenses primarily resulted from the operating cost incurred by CMJ since the date of acquisition ($301,000 or 2.4% of sales) and incremental expenses for additional sales and licensing personnel to further expand and diversify the Company’s customer base. Royalty fees associated with licensing agreements was 5.1% of sales in 2002 and 3.0% of sales in 2001. The increase in fees is the result of a higher percentage of our sales that are licensed products, which is the Company’s primary sales and marketing focus. Commission expenses were 3.6% of sales in 2002 and 4.0% in 2001, primarily due to internal sales, which requires no payment of commissions. Corporate expense is a new area of expense that the Company incurred in 2002 to effectively implement its growth and acquisition plan along with enabling the Company to meet its expanded public reporting requirements. The Company leased additional office space and hired a number of new full time personnel, and retained the services of additional legal, accounting, and investment professionals. While these actions have resulted in significant costs during the current period, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification. The Company has taken action to lessen and reduce its outside professional costs and expenses related to these activities.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $358,196 for 2002, compared to $339,492 for 2001. The primary reason for the increase in interest expense was the increase in the average borrowings of the revolving credit facility, offset by a reduction in rates.

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

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for 2002 was $991,608 as compared to $283,276 for 2001. The increase in cash used resulted primarily from increased working capital utilization due to increased volume, costs associated with its Exchange and other acquisitions and corporate expenses.

Cash used for investing activities was $597,487 for 2002, compared to $33,063 for 2001. The Company’s investing activities during these periods was primarily the purchase of new equipment and fees and expenses paid for its acquisitions.

Net cash provided by financing activities was $1,938,223 for 2002, compared to $340,558 for 2001. This net increase of $1,606,524 related to proceeds from bank loans that were offset by repayment of debt.

The following table represents the contractual commitments of the Company as of November 30, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$3,896,704	$—	$3,896,704	$—	$—
Long-Term Debt	2,962,239	325,933	1,989,535	219,193	427,578
Capital Lease Obligations	190,646	93,024	92,512	5,110	—
Operating Leases	94,140	21,600	43,200	29,340	—

Total Contractual Cash Obligations	$7,143,729	$440,557	$6,021,951	$253,643	$427,578

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

Dan F. Cooke, Chairman and Chief Executive Officer: Mr. Cooke has served as Chairman of the Board of NEXT since February 2002, and Chief Executive Officer from September 2002. Since 1989 and 1997, respectively, Mr. Cooke has been a principal of Blue Sky and Next Marketing

William B. Hensley III, President and Chief Operating Officer: Mr. Hensley has served as a Director of NEXT and as its Chief Operating Officer since February 2002 and has served as President of NEXT from September 2002. Since 1989 and 1997, respectively, Mr. Hensley has been a principal of Blue Sky and Next Marketing

Charles L. Thompson, Executive Vice President, Chief Financial Officer, and Chief Accounting Officer: Since February 2002, Mr. Thompson has served as NEXT’s Chief Financial Officer. From 2001-2002, Mr. Thompson served as Vice President-Finance & Business Development of Ameris Health Systems, an operator of six hospitals. From 1997-2000, Mr. Thompson was Vice President/Chief Financial Officer of Great Smokies Diagnostics Laboratory, and from 1996-1997, Mr. Thompson was the principal of RAE & Company, Inc., a financial consulting firm.

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

Name and Principal Position	Salary	Bonus	Auto Allowance	Options (1)
Dan F. Cooke, Chairman and Chief Executive Officer	$—	$—	$12,000	—

William B. Hensley, President & Chief Operating Officer	—	—	12,000	—

Charles L.Thompson, Executive Vice President and Chief Financial Officer	96,250	—	10,450	300,000

Sean Garber, Executive Vice President— Sales and Marketing	70,000	—	2,000	—

David C. Gleason, Executive Vice President Operations	$111,746	$—	$9,000	50,000

1)	Stock options granted December 19, 2001 with a 2 year vesting period have an exercise price of $0.025 per share with a term of five years. These options were issued pursuant to the Next DE Plan (see Part II Item 5 –Equity Compensation Plan Information for a description of the plan).

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

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

		Page

(1)	Financial Statements; Financial Statements Schedules:

	Report of Tauber & Balser, P.C., Independent Auditors	24

	Report of Marcum & Kliegman LLP, Independent Auditors	25

	Consolidated Balance Sheet as at November 30, 2002	26

	Consolidated Statements of Operations for the eleven months ended November 30, 2001 and the year ended November 30, 2002	27

	Statement of Changes in Stockholders’ Equity, November 30, 2002	28

	Consolidated Statements of Cash Flows for the eleven months ended November 30, 2001 and the year ended November 30, 2002	29

	Notes to Consolidated Financial Statements	30

(2)	Financial Statement Schedule II: Valuation and Qualifying Accounts

	All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2	The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.3	Amendment No. 1 to the Exchange Agreement, dated July 18, 2002 by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.4	Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002

10.2	Employment Agreement dated March 1, 2002 with Sean Garber

10.3	Employment Agreement dated to be effective January 6, 2002 with Charles L. Thompson

10.4	Employment Agreement dated December 19, 2001 with David C. Gleason

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (1)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (4)

23.1	Consent of Tauber & Balser, P.C.

23.2	Consent of Marcus & Kliegman.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 Certifications

99.1	Press Release issued by Sporting Magic, Inc. on June 17, 2002. (2)

(1)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.

(2)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended June 1, 2002.

(3)	Incorporated by reference from the exhibit of the Registrant’s Form 8-K Current Report dated November 25, 2002.

(4)	Incorporated by reference from the registrant’s Form 8-K Current Report dated November 25, 2002.

(b) A report on Form 8-K was filed on November 25, 2002 regarding a change in the Company’s independent accountants.

ITEM 14.	CONTROLS AND PROCEDURES

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

/s/    MARCUM & KLIEGMAN LLP

January 25, 2002, except for Note 2

as to which date is February 1, 2002

New York, New York

NEXT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of November 30, 2002

Assets
Current assets:
Cash and cash equivalents	$454,340
Accounts receivable, net of allowance for doubtful accounts of $681,346	3,441,622
Inventories	3,892,633
Prepaid expenses and other current assets	718,544
Deferred income taxes	407,181

Total current assets	8,914,320
Property, plant and equipment, net	1,860,066
Goodwill	1,183,914
Other assets, net	450,842

Total Assets	$12,409,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,178,645
Accrued expenses and other current liabilities	485,980
Short-term debt and current maturities	401,576

Total current liabilities	3,066,201
Long-term debt, less current maturities	6,618,748
Deferred income taxes	205,422

Total liabilities	9,890,371
Commitments and contingencies	—
Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, none issued and outstanding (liquidating preference $.001 per share)	—
Common stock, $.001 par value; 50,000,000 shares authorized, 11,001,837 shares issued and outstanding	11,002
Additional paid-in capital	1,267,971
Unearned compensation	(45,500)
Retained earnings	1,285,298

Total stockholders’ equity	2,518,771

Total Liabilities and Stockholders’ Equity	$12,409,142

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Eleven Months Ended November 30, 2001

and Year Ended November 30, 2002

	2001	2002
Net sales	$10,822,517	$12,451,436
Cost of sales	8,064,400	8,890,493

Gross profit	2,758,117	3,560,943
Operating expenses—
General and administrative	1,365,181	1,732,110
Royalty and commission expense	777,125	1,091,119
Corporate expense	—	701,863

Total Operating expense	2,142,306	3,525,092
Operating Income	615,811	35,851
Interest expense	339,492	358,196
Other income	(16,538)	(37,581)

Income (loss) before income taxes	292,857	(284,764)
Benefit for income taxes	—	(201,759)

Net income (loss)	$292,857	$(83,005)

Net income (loss) per common share, basis and diluted	$0.05	$(0.01)

Weighted average common shares outstanding	6,000,000	9,655,772

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended November 30, 2002

	Preferred Stock		Common Stock		Additional	Unearned	Retained
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Earnings	Total
Balance—January 1, 2001	7,000,000	$700	6,000,000	$6,000	$—	$—	$1,075,446	$1,082,146
Capital contribution by stockholders					111,352			111,352
Net income							292,857	292,857

Balance—November 30, 2001	7,000,000	700	6,000,000	6,000	111,352	—	1,368,303	1,486,355

Common stock issued to outside professionals for acquisition and other			869,411	869	151,552			152,421
Common stock issued for cash			750,000	750	324,250			325,000
Common stock issued related to the Exchange			1,982,426	1,983	(1,983)			—
Common stock issued for CMJ acquisition			1,400,000	1,400	604,800			606,200
Authorized employee stock options					78,000	(45,500)		32,500
Net (loss)							(83,005)	(83,005)
Preferred stock	(7,000,000)	(700)						(700)

Balance—November 30, 2002	—	$—	11,001,837	$11,002	$1,267,971	$(45,500)	$1,285,298	$2,518,771

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Eleven Months Ended November 30, 2001

and Year Ended November 30, 2002

	2001	2002
Cash flows from operating activities:
Net income (loss)	$292,857	$(83,005)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,553	274,262
Non cash compensation	—	32,500
Reserve for bad debt	507,512	266,931
(Benefit) for income taxes	—	(201,759)
Changes in operating assets and liabilities:
Accounts receivable	(2,117,942)	(99,071)
Inventories	(373,445)	(628,299)
Prepaid expenses	(30,936)	(348,796)
Other assets	—	(50,025)
Accounts payable	1,188,405	(374,839)
Accrued expenses and other liabilities	141,720	220,493

Total adjustments	(576,133)	(908,603)

Net cash used in operating activities	(283,276)	(991,608)

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,063)	(271,341)
Cash paid for acquisition costs	—	(558,836)
Cash received from acquisition	—	80,846
Cash paid for intangible assets	—	(126,004)
Cash from decrease in restricted investment	—	277,848

Net cash used in investing activities	(33,063)	(597,487)

Cash flows from financing activities:
Revolving credit facility, net	(201,722)	1,964,785
Proceeds from loans and notes payable, bank	1,054,886	2,865,749
Repayment of long terms debt, loans and notes payable, bank	(237,606)	(3,217,311)
Advances on notes receivable, stockholders	(275,000)	—
Issuance of common stock	—	325,000

Net cash provided by financing activities	340,558	1,938,223

Net increase in cash and cash equivalents	24,219	349,128
Cash and cash equivalents, beginning of period	80,993	105,212

Cash and cash equivalents, end of period	$105,212	$454,340

Supplemental Information:
Cash paid during the period for interest	$339,492	$342,472

Cash paid during the period for income taxes	$—	$—

Noncash Investing and Financing Activities:
Purchase of equipment through capital leases	$248,790	$142,183

Equity securities issued in connection with the acquisition of CMJ Ventures, Inc.	—	606,200

Equity securities issued in connection with the noncompete agreement	$—	$19,800

NEXT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

In February 2002, Sporting Magic, Inc. (“Sporting Magic”), a public company with no assets or liabilities, acquired all 6,000,000 of the outstanding common shares of Next, Inc. (“Next”) in exchange for 6,000,000 shares of the common stock of Sporting Magic (the “Merger”). In conjunction with the Merger, the holders of the outstanding preferred stock of Next (7,000,000 shares) were to convert their preferred shares to newly authorized preferred shares of Sporting Magic. Subsequent to the closing and effective on the date of the Merger, the preferred shareholders of Next contributed all of their preferred shares to the Company. Consequently, no preferred shares were issued by Sporting Magic. Also, in conjunction with the Merger, the Company assumed 1,982,426 shares of the former shareholders of Sporting Magic, Inc. which were outstanding at the date of the Merger. The Company also issued 759,411 shares of its common stock to various outside professional advisors in conjunction with the Merger. On the closing date of the Merger, all of the present directors and executive officers of Sporting Magic were replaced by individuals nominated by the Board of Next. For accounting purposes, the Merger has been treated as a reverse acquisition of Sporting Magic by Next and a recapitalization of Next. Moreover, the financial statements set forth in this report for all periods prior to February 1, 2002 are the financials of Next. On December 27, 2002, Sporting Magic, Inc. changed its name to Next, Inc. (now the “Company”).

Effective June 1, 2002, the Company acquired all of the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”) (see Note 14 of the Notes to Consolidated Financial Statements).

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

Concentration of Credit Risk

During fiscal 2002 NEXT has made a concerted effort to expand its customer base. As a result of this effort NEXT has developed a large, diverse customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program has been successful. The Company’s customer base had been comprised primarily of national and regional mass merchandise and specialty retailers. However, with the acquisition of CMJ Ventures Inc., which sells to over five hundred specialty retailers, and the introduction of additional major product lines and distribution channels, such as its Motor Sports Division, which sells to a national auto dealer network, the Company has expanded its customer base. During fiscal 2001 and 2002, approximately 31% ($ 3,378,000) and 38.5% ($4,796,265), respectively, of the net sales of the Company were to one of its largest customers, which has been operating as a debtor in possession under Chapter 11 of the United States Bankruptcy Code since January 2002. This customer has filed a plan of reorganization to emerge from

Chapter 11. At November 30, 2002, accounts receivable from such customer was $1,945,370, all of which is within its terms and of which $1,666,289 has been collected as of March 5, 2003. The Company has an additional net receivable from this customer of $178,975, which resulted from sales prior to its debtor in possession filing. Sales to two other major customers approximated $2,503,000 (23%) and $1,561,000 (14%) for the eleven months ended November 30, 2001. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

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

Revenue Recognition

The Company recognizes revenue when the following conditions are met: persuasive evidence of an agreement exists, the product has been delivered and legal title and all risks of ownership have been transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are reduced for estimated product returns, allowances and price discounts based on past experience.

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

NOTE 3—Cash equivalents

The Company considers all short term investments with maturities of 90 days or less at purchase to be cash equivalents. Cash equivalents of $277,848 are pledged as collateral to AmSouth for the revolving credit facility.

NOTE 4—Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

Raw Materials	$3,157,401
Work in progress	142,419
Finished products	592,813

Total	$3,892,633

NOTE 5—Income Taxes

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at November 30, 2002, are as follows:

Deferred tax assets:
Accounts receivable reserves	$276,607
Operating loss carryforwards	130,574

Total deferred tax assets	$407,181

Deferred tax liabilities:
Adoption of tax depreciation method	$192,895
Goodwill and other intangibles	12,527

Total deferred tax liabilities	$205,422

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

Tax benefit computed at the maximum federal statutory rate	(34)%
State income taxes, net of federal benefit	(6)
Depreciation and amortization	(32)
Bad debt reserves and other	20
Effect on change of tax status	(19)

Income tax benefit—effective rate	(71)%

At November 30, 2002, the Company had net operating loss carryforwards of approximately $318,000, which expires in 2022.

NOTE 6—Property Plant and Equipment

Property, plant and equipment consist of the following:

	Amount	Estimated useful lives
Land	$10,000
Building and building improvements	1,072,364	7-39 years
Machinery and equipment	1,578,360	3-20 years
Furniture and fixtures	320,436	3-10 years
Vehicles	77,204	5-10 years
Leasehold improvements	13,529	5 years

	3,071,893
Less: Accumulated depreciation	(1,470,149)

	1,601,744

Assets under capital lease obligations:
Machinery and equipment	69,700	5-20 years
Furniture and fixtures	263,032	5-10 years

	332,732
Less: Accumulated depreciation	(74,410)

	258,322

Property Plant and Equipment, Net	$1,860,066

Depreciation expense for the eleven months ended and the year ended November 30, 2001 and 2002, was $108,553 and $225,787 respectively.

NOTE 7—Goodwill

The changes and carrying amount of goodwill are as follows:

Amount
Balance December 1, 2001	$—
Goodwill acquired in CMJ acquisition	1,183,914

Balance November 30, 2002	$1,183,194

NOTE 8—Other Assets

Other assets subject to amortization consist of the following:

	Amount	Estimated Useful Lives
Artwork	$390,100	7 years
Customer lists	7,072	7 years
Non-compete agreement	144,800	5 years

	541,972
Less: accumulated amortization	(104,879)

Other assets, subject to amortization	$437,093
Other assets, non amortizable	13,749

Other assets, net	$450,842

Amortization expense associated with these assets was $0 and $48,475 for the eleven months and year ended November 30, 2001 and 2002, respectively. Estimated amortization expense for each of the ensuing years through November 30, 2006 is $77,641 per year and $53,508 for year end November 30, 2007.

NOTE 9—Short Term Debt, Long Term Debt and Capital Leases

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

NOTE 10—Stockholders’ Equity

On November 30, 2001, the Company’s stockholders approved a conversion of advances made by the majority stockholders of the Company to equity in the amount of $111,352. The Company has recorded such conversion as a capital contribution by the stockholders.

On June 21, 2002 the Company amended the non-compete agreement, originally entered into in conjunction with the Merger, it had entered into with its former President in connection with the Merger (see Note 1). Under the terms of the revised agreement, the non-compete period was extended to five years; the cash consideration was reduced by $25,000; and the Company issued an additional 110,000 shares of common stock.

RAE & Company, a financial consulting firm whose sole stockholder is the Company’s Chief Financial Officer purchased 750,000 shares of the Company’s common stock for $325,000.

NOTE 11–Employee stock option plan

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

NOTE 12 –Employee Benefit Plan

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

NOTE 13—Major Suppliers

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

NOTE 14—Acquisition of CMJ Ventures, Inc.

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

NOTE 15—Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2001	2002
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$292,857	$(83,005)

Denominator:
Denominator for basic earnings (loss) per share weighted average common shares	6,000,000	9,655,772
Effect of dilutive securities weighted average stock options	—	—

Denominator for diluted earnings (loss) per share	6,000,000	9,655,772

Basic earnings (loss) per share	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.05	$(0.01)

For fiscal year 2002, no effect of common stock equivalents is reflected, as the impact would be anti-dilutive to the loss per share.

NOTE 16—Operating Leases

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

NOTE 17—Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

NOTE 18—Subsequent Events

On January 16, 2003, the Company refinanced certain of its notes payable to First Federal Savings Bank and Frances Slocum Bank aggregating $2,534,663 for an aggregate principal of $3,000,000 with First Federal Savings Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The refinancing provided positive monthly cash flow to the Company compared to the cash outlay required by the notes prior to refinancing (see NOTE 9—Short Term and Long term Debt).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 4th day of September, 2003.

NEXT INC.

By:	/s/ DAN F. COOKE
Dan F Cooke
Chairman of the Board and Chief Executive Officer

By:	/S/ CHARLES L.THOMPSON
Charles L. Thompson
Chief Financial Officer
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ DAN F. COOKE Dan F. Cooke	Director, Chairman of the Board, and Chief Executive Officer	September 4, 2003

/s/ WILLIAM B. HENSLEY III	Director, President, and Chief Operating Officer	September 4, 2003
William B. Hensley III

/s/ CHARLES L. THOMPSON Charles L. Thompson	Chief Financial Officer and Executive Vice President	September 4, 2003

/s/ SAL GERACI Sal Geraci	Director	September 4, 2003

/s/ RONALD METZ Ronald Metz	Director	September 4, 2003

/s/ G. MICHAEL CROSS G. Michael Cross	Director	September 4, 2003

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.2	The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.3	Amendment No. 1 to the Exchange Agreement, dated July 18, 2002 by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

2.4	Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (1)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002

10.2	Employment Agreement dated March 1, 2002 with Sean Garber

10.3	Employment Agreement dated to be effective as of January 6, 2002 with Charles L. Thompson

10.4	Employment Agreement dated December 19, 2001 with David C. Gleason

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (1)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (4)

23.1	Consent of Tauber & Balser, P.C.

23.2	Consent of Marcus & Kliegman.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 Certifications

99.1	Press Release issued by Sporting Magic, Inc. on June 17, 2002. (2)

(1)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.

(2)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended June 1, 2002.

(3)	Incorporated by reference from the exhibit of the registrant’s Form 8-K Current Report dated November 25, 2002.

(4)	Incorporated by reference from the registrant’s Form 8-K Current Report dated November 25, 2002.