Form 10QSB
period 2003-08-31
NEXT INC/TN
filed 2003-10-15
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of October 14, 2003 was 13,774,397.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

NEXT, INC.

ii

Part I – Financial Information

Item 1.	Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

August 31, 2003
(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$444,704
Accounts receivable, net	3,269,307
Inventories	5,115,589
Prepaid expenses and other current assets	495,348
Deferred taxes, current	317,483

Total current assets	9,642,431
Property, plant and equipment, net	2,093,956
Goodwill	3,333,550
Other assets, net	931,967

Total Assets	$16,001,904

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,045,981
Accrued expenses and other current liabilities	976,437
Short-term debt and current maturities	502,837

Total current liabilities	3,525,255
Long-term debt, less current maturities	7,950,226
Deferred taxes	243,099
Other non-current liabilities	563,557

Total liabilities	12,282,137
Commitments and contingencies	—
Stockholders’ equity	3,719,767

Total Liabilities and Stockholders’ Equity	$16,001,904

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31,
	2002	2003
	(unaudited)	(unaudited)

Net sales	$3,819,229	$4,608,648
Cost of sales	2,481,735	3,198,099

Gross profit	1,337,494	1,410,549

General administrative and selling expenses	1,152,031	1,196,414

Operating income	185,463	214,135

Interest and other expense	(113,023)	(81,960)

Income before income taxes	72,440	132,175

Provision for income taxes	9,718	52,055

Net income	62,722	80,120

Net income per share, basic and diluted	$.01	$.01

Weighted average shares outstanding	10,999,225	12,502,523

	Nine Months Ended August 31,
	2002	2003
	(unaudited)	(unaudited)

Net sales	$7,979,656	$13,445,902
Cost of sales	5,600,365	9,406,926

Gross profit	2,379,291	4,038,976

General administrative and selling expenses	2,460,162	3,407,591

Operating income (loss)	(80,871)	631,385

Interest and other expense	(246,401)	(313,629)

Income (loss) before income taxes	(327,272)	317,756

Provision (Benefit) for income taxes	(169,767)	127,375

Net income (loss)	(157,505)	190,381

Net income (loss) per share, basic and diluted	$(.02)	$.02

Weighted average shares outstanding	9,206,791	11,632,036

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended Aug 31,
	2002	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(157,505)	$190,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	229,638	283,055
Noncash compensation	—	32,850
Noncash fees	—	78,933
Bad debt expense	69,324	46,474
Deferred taxes	(169,767)	127,375
Changes in operating assets and liabilities:
Accounts receivable	388,506	(53,134)
Inventories	(667,023)	(907,219)
Prepaid expenses	(420,879)	(150,351)
Other current assets	(40,534)	(174,522)
Accounts payable	(756,825)	(273,664)
Accrued expenses and other liabilities	376,876	(260,670)
Other noncurrent assets	—	1,948

Total adjustments	(990,684)	(1,248,925)

Net cash used in operating activities	(1,148,189)	(1,058,544)

Cash flows from investing activities:
Purchases of property, plant and equipment	(195,545)	(397,221)
Cash paid for acquisition cost	(366,180)	(100,000)
Cash received from acquisition	80,846	25,914
Cash paid for intangible assets	—	(115,774)

Net cash used in investing activities	(480,879)	(587,081)

Cash flows from financing activities:
Revolving credit facility, net	1,746,702	945,173
Proceeds from loans and notes payable, bank	1,667,298	737,504
Repayments of long terms debt, loans and notes payable, bank	(2,072,261)	(591,688)
Due to stockholder	8,859	—
Issuance of common stock	325,103	545,000

Net cash provided by financing activities	1,675,701	1,635,989

Net increase (decrease) in cash	46,633	(9,636)
Cash, beginning of period	105,212	454,340

Cash, end of period	$151,845	$444,704

Supplemental Information:
Cash paid during the period for interest	$246,008	$328,828

Cash paid during the period for income taxes	$—	$4,823

Noncash Investing and Financing Activities:
Purchase of equipment through capital leases	$$142,183	$—

Equity securities issued in connection with the acquisition of :
CMJ Ventures, Inc.	$606,200	$118,732

Lil’ Fan, Inc.	$—	$227,500

Equity securities issued for services	$—	$245,500

Equity Securities issued in payment of note payable.	$—	$7,600

Refinancing of notes payable.	$—	$2,574,255

Conversion of account receivable and prepaid to note receivable.	$—	$350,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations of Company

Next, Inc., (“NEXT” or the “Company”) is the parent company of (i) Next Marketing, Inc., (“Next Marketing”), (ii) Blue Sky Graphics, Inc., (“Blue Sky”), (iii) CMJ Ventures, Inc. (“CMJ”), and (iv) Lil’ Fan, Inc. (“Lil’ Fan). The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of the Lil’ Fan acquisition.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at August 31, 2003, and its results of operations and cash flows for the nine months ended August 31, 2002 and 2003. Operating results for the nine months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Customer Base

NEXT has, over the last two years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ and Lil’ Fan and their respective substantive customer base, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealers network consisting of approximately 6,000 dealers, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has lessened its dependence on any one large customer or distribution channel. During the nine months ended August 31, 2003, the Company’s sales to one of its largest customers, which emerged from chapter 11 bankruptcy protection on May 6, 2003, were $3,569,214 (26.5% of sales) compared to $2,868,151 (35.9% of sales) for the same period last year. While the Company expects that the dependency on this customer will decrease in future periods, there can be no assurance that the Company’s efforts will be successful. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

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

3. Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of August 31, 2003 consisted of the following:

Raw materials	$4,320,136
Work in process	203,159
Finished goods	592,294

$5,115,589

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at August 31, 2003 are as follows:

Current asset: Accounts receivable reserves	$31,954
Net operating loss carryforwards	285,529

Current deferred tax asset	$317,483

Non-current liability:
Intangibles	$(11,712)
Adoption of tax depreciation method	254,811

Long-term deferred tax liability	$243,099

5. Short Term and Long Term Debt

Short-term and long-term debt at August 31, 2003 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$—	$4,841,877
Notes payable	433,927	3,072,659
Capital lease obligations	68,910	35,690

Total	$502,837	$7,950,226

All of the Company’s debt is collateralized by various assets and varying amounts guaranteed by its principal stockholders.

The Company had a $5,000,000 revolving credit facility agreement with AmSouth Bank (“AmSouth Credit Facility”), which was to expire on March 31, 2004. The agreement called for monthly payments of interest at a nationally published prime rate plus .5% (4.5% at August 31, 2003) collateralized by accounts receivable and inventory. Certain assets of the Company and personal guarantees of the Company’s major stockholders collateralized the Credit Facility. On September 30, 2003 the Company refinanced the AmSouth Credit Facility. See NOTE 9 of the Notes to the Condensed Consolidated Financial Statements.

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

6. Stockholders’ Equity

Stockholders’ Equity is comprised of the following:

At August 31, 2003
(unaudited)
Common stock, $.001 par value; 50,000,000 shares authorized, 13,339,131 shares issued and outstanding	$13,339
Additional paid in capital	2,379,466
Retained earnings	1,475,679
Unearned compensation	(18,650)
Unearned fees	(130,067)

Total stockholders’ equity	$3,719,767

Pursuant to the terms of the 2001 Next Stock Option Plan (the “Next Plan”), any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 employee options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. These options are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date and are being amortized over a two year period. The Company issued an additional 60,000 options in March of 2003 to its independent Directors in lieu of fees, which are being amortized over a nine-month period.

On July 9, 2003 the Company issued, pursuant to a Securities Purchase Agreement with certain substantive investors, 750,000 shares of common stock at a price of $.80 per share and warrants to purchase 375,000 shares of common stock at a price of $1.125 per share for a period of five years from the closing date. The net result of the above transaction at August 31,2003 was an increase in Stockholders’ Equity of $545,000, net of fees and expenses. The Company filed a registration statement under Form SB-2 to register 1,150,000 shares of the common stock pursuant to the above transaction.

The significant shareholders of the Company, representing approximately 59.8% of total shares outstanding, have voluntarily entered into lock-up agreements whereby the shares owned by them are subject to a lockup through May 1, 2006, that may be terminated on May 1, 2004 and every six months thereafter of all stockholders a party to the lock-up agreements with identical terms so decide.

7. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and nine months ended August 31, 2002 and 2003 were calculated on the basis of the weighted average number of common shares outstanding during the three-month period, divided by the income available to common stockholders. Outstanding stock options have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would not be material.

8. Acquisition of Lil’ Fan, Inc.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among LFI Acquisition Corporation (a wholly owned subsidiary of Next, Inc.) ( the “Company”), Lil’ Fan, Inc. (“Lil’ Fan”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through a subsidiary, acquired all of the operating asset of Lil’ Fan and the right to sell all items previously sold by Stan Howard & Associates.

Consideration for the acquisition was: $237,500 of cash, 180,000 shares of Next, Inc. common stock, up to an additional 270,000 shares of Next, Inc. on a deferred basis (November 30, 2004, 2005, and 2006) pursuant to an earn-out arrangement, and the assumption of certain defined liabilities. The financial terms of the transaction were determined by negotiation between representatives of the Company, representatives of Stan Howard & Associates and Lil’ Fan, and Stanley R. Howard. The cash portion of the purchase price was funded from cash generated from a sale of common stock and warrants to a group of private investors and from the operations of the Company. The Company intends to continue to operate the business of Lil’ Fan after the acquisition but will consolidate the production and financial functions to reduce cost and maximize resources.

The results of operations of Lil’ Fan are included in the condensed consolidated financial statements of the Company commencing August 1, 2003. The following pro-forma condensed combined statement of operations has been prepared as if the acquisition of Lil’ Fan was consummated as of the beginning of each periods presented herein. Sales related to all of Stan Howard & Associates contractual customers are not included in these pro forma statements but amounted to approximately $2,902,000 in the 2003 period presented. Next, Inc., has acquired the right to sell of all items sold by Stan Howard & Associates. The pro-forma results of operation are not necessarily indicative of the combined results that would have been achieved has the acquisition occurred at the beginning of the period, nor are they necessarily indicative of the results of operation that may occur in the future:

	Pro-Forma Statement of Operations Nine Months Ended August 31,
	2002	2003
	(unaudited)	(unaudited)

Net sales	$8,786,576	$14,328,816

Expenses	9,059,921	14,338,875

Net loss	(273,345)	(10,059)

Net loss per share, basic and diluted	$(.03)	$—

Weighted average shares outstanding	9,386,791	11,812,036

The Pro-Forma statements presented do not include sales related to Stan Howard & Associates contractual customers. These sales amounted to approximately $2,902,000 in the 2003 period presented.

9. Subsequent Event

On September 30, 2003 the Company refinanced its AmSouth Credit Facility with LaSalle Business Credit, LLC ( the “LaSalle Credit Facility”) Under the terms of the LaSalle Credit Facility, the line of credit was increased to $8 million, the term of the credit facility was extended for three years expiring September 30, 2006 and the advance rates under the facility were increased. The new credit facility was used to pay off AmSouth Bank and provide additional working capital to the Company.

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

Overview

NEXT is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002 to $11.3 billion. To maximize its potential, the Company has, over the last two years, significantly expanded its license program to include the following:

•	NEXT has accumulated approximately 200 licenses and agreements to distribute its College Wear USA™ line for every major college and university;

•	NEXT has entered into licensing agreements with Chevy®, Pontiac®, Hummer®, Cadillac®, Dodge®, GMC®®, and Ford® to utilize their respective “branded” logos for the RPM Sports USA™ Motor Sports line, targeting the automotive dealership network consisting of approximately 6,000 auto dealers, and the NASCAR market, the largest spectator sport in the nation;

•	NEXT’s proprietary designs include: American Biker™, American Wildlife™, Ragtops Sportswear™ and Cadre Athletic™ among others;

•	NEXT has major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® to utilize their “branded” logos for the “Beer Wear USA”™ product line.

Operations and Expansion

NEXT is one of the significant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. NEXT has, over the last two years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national to large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops.

NEXT is actively engaged in discussions with various potential acquisition targets and expects to grow through strategic acquisitions of complementary businesses. The Company has embarked on an aggressive acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

Acquisition of Lil’ Fan Inc.

As discussed above, pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among LFI Acquisition Corporation (a wholly owned subsidiary of Next, Inc (the “Company”), Lil’

Fan, Inc. (“Lil’ Fan”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through a subsidiary, acquired all of the operating assets of Lil’ Fan and the right sell directly all of the products previously sold by Stan Howard & Associates.

Lil’ Fan is a full line design and merchandising company primarily focusing children’s and youth licensed college and motor sports products. The company currently has licenses for over 120 major university and colleges as well as the Indianapolis Motor Speedway, International Speedway Corporation, and Garfield amongst its other licenses. Lil’ Fan has an extensive customer base including major college bookstore chains (Follett’s, Barnes & Noble, College Bookstores of America, and Nebraska Book Company); national department stores such as J.C. Penny’s, Dillard’s, and Von Maur; significant auto racing events such as the Indianapolis 500, Brickyard 400, Daytona 500, National Hot Rod Association; and also ships to over 200 United States military bases around the world through a vendor agreement with both military buying units: NEXCOM and AAFES.

Consideration for the acquisition was: $237,500 in cash, 180,000 shares of Next, Inc. common stock, up to an additional 270,000 shares of Next, Inc. on a deferred basis ( November 30, 2004, 2005, and 2006) pursuant to an earn-out arrangement, and the assumption of certain defined liabilities. The financial terms of the transaction were determined by negotiation between representatives of the Company, representatives of Stan Howard & Associates and Lil’ Fan, and Stanley R Howard. The cash portion of the purchase price was funded from cash generated from a sale of common stock and warrants to a group of private investors and from the operations of the Company. The Company intends to continue to operate the business of Lil’ Fan after the acquisition but will consolidate the production and financial functions to reduce cost and maximize resources.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2002 and 2003. These statements should be read in conjunction with the audited financial statements of Next as filed in the Form 10-KSB.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,819,229	$4,608,648	$7,979,656	$13,445,902
Cost of sales	2,481,735	3,198,099	5,600,365	9,406,926

Gross profit	1,337,494	1,410,549	2,379,291	4,038,976

Operating and Other Expenses:
General and administrative	489,159	537,454	1,164,710	1,565,008
Royalty and commission expense	398,934	502,624	619,446	1,259,286
Corporate expenses	291,185	156,336	703,253	583,297
Interest expense	96,775	109,806	254,962	336,458
Other (income) expense	(10,999)	(27,846)	(35,808)	(22,829)

Total operating and other expense	1,265,054	1,278,374	2,706,563	3,721,220

Income (loss) before income taxes	72,440	132,175	(327,272)	317,756
Provision (benefit) of income taxes	9,718	52,055	(169,767)	127,375

Net income (loss)	$62,722	$80,120	$(157,505)	$190,381

Net Sales

Net sales increased 20.7% to $4,608,648 for the three months ended August 31, 2003 from $3,819,229 for the three months ended August 31, 2002. Net sales also increased 68.5% to $13,445,902 for the nine months ended August 31, 2003 from $7,979,656 for the nine months ended August 31, 2002. This growth in sales is primarily attributable to (a) the inclusion of Lil’ Fan sales (b) expansion of the Next Marketing customer base of new national retail merchants (c) the successful introduction of E-Commerce sales and (d) expansion of Motor Sports sales. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 69.4% of the Company’s sales for the three months ended August 31, 2003 compared to 65.0% for the three months ended August 31, 2002. Cost of sales was 70.0% for the nine months ended August 31, 2003 compared to 70.2% for the nine months ended August 31, 2002. This reduction in cost as a percentage of sales resulted primarily from lower unit cost incurred by the Company for raw materials, combined with the favorable product mix of sales, and production efficiencies due to higher unit output results in lower unit overhead cost.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $537,454 (11.7% of sales) for the three months ended August 31, 2003 compared to $489,159 (12.8% of sales) for the three months ended August 31, 2002. The majority of the increase in expenses was primarily due to general and administrative expenses for Lil’ Fan for the three months ended August 31, 2003, which were $37,658 (.8% of sales) compared to no expenses for the three months ended August 31, 2002. General and administrative expenses were $1,565,008 (11.6% of sales) for the nine months ended August 31, 2003 compared to $1,164,710 (14.6%) for the nine months ended August 31, 2002. The increase in general and administrative expenses for the nine-months ended August 31, 2003 related to acquisitions (CMJ and Lil’ Fan) was $281,555 (2.1% of sales), which was not in the nine months ended, August 31, 2002.

Royalty and commission expenses were $502,624 (10.9% of sales) for the three months ended August 31, 2003 compared to $389,934 (10.5% of sales) for the three months ended August 31, 2002. Royalty and commission expenses were $1,259,286 (9.4% of sales) for the nine months ended August 31, 2003 compared to $619,446 (7.8% of sales) for the nine months ended August 31, 2002. The increase in royalty expense was directly related to sales increase and sales mix with higher royalty expense percentages which is one of the Company’s primary sales and marketing expansion strategy. Commissions increased as a greater percentage of sales due to an increase in sales generated by outside sales representatives.

To effectively implement its growth and acquisition plan, along with enabling the Company to meet its expanded public reporting requirements, the Company finalized the initial implementation of its information system and expanded its corporate capabilities. Total expenses incurred by the Company for such internal and outside professional services for the three months ended August 31, 2003 and 2002 were $156,336 and $291,185 respectively. The decrease in the three-month period related primarily to outside professional fees. Corporate expenses were $583,297 for the nine months ended May 31, 2003 compared to $703,253 for the nine months ended August 31, 2002. The reduction in expenses for the nine-month period was primarily related to outside professional fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $109,806 for the three months ended August 31, 2003 compared to $96,775 for the three months ended August 31, 2002. The primary reason for the increased interest expense was an increase of approximately $1,684,103 in additional short and long debt to finance the company’s expansion. Interest expense was $336,458 for the nine months ended August 31, 2003 compared to $254,962 for the nine months ended August 31, 2002.

The provision for income taxes for the three months ended August 31, 2003 was $52,055, which is attributable to the Company’s year-to-date net operating profit adjusted by book and income tax recognition of temporary differences. Provision for income taxes for the three-month period ended August 31, 2002 was $9,718, which was lower related to the pre-tax income and recognition of book and tax temporary differences. The provision for income taxes for the nine months ended August 31, 2003 was $127,375, compared to a benefit for income taxes for the nine months ended August 31, 2002 of $169,767.

Financial Position, Capital Resources, and Liquidity – August 31, 2003 and November 30, 2002:

At August 31, 2003 working capital was $6,148,397 representing an increase of $300,278 from working capital at November 30, 2002 of $5,848,119. This increase in working capital was primarily due to increase in inventory of $1,222,956.

Liquidity and Capital Resources

The Company refinanced the AmSouth Credit facility with LaSalle Business Credit LLC on September 30, 2003. The new revolving credit line has a maximum limitation of $8,000,000 governed by various financial covenants. The new line has higher advance rates on the collateral and a term of three years, which should support the Company’s growth.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with AmSouth Bank and promissory notes issued by First Federal Bank. The AmSouth credit facility had a maximum limitation of $5,000,000 of which the Company as of August 31, 2003 has drawn upon $4,841,877. This credit facility matured on March 31, 2004 and was governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal loan in the amount of $3,000,000 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,647,805 due January 16, 2006.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for the nine months ended August 31, 2003 was $1,058,544 as compared to $1,148,189 of cash provided by operations for the nine months ended August 31, 2002. The decrease in cash used stemmed primarily from increased profitability.

Cash used for investing activities was $587,081 for the nine months ended August 31, 2003 compared to $480,879 for the nine months ended August 31, 2002. The Company’s investing activities during these periods was primarily the purchase of new equipment, and acquisition cost.

Net cash provided by financing activities was $1,635,989 for the nine months ended August 31, 2003 compared to $1,675,701 used in financing activities for the nine months ended August 31, 2002. This net decrease of $39,712 related to reduction in proceeds from the revolving credit facility offset by repayment of debt.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of July 31, 2003 by and among LFI Acquisition Company, Lil’ Fan, Inc., Stan Howard & Associates, Inc. and Stanley R. Howard (1).

10.1	Securities Purchase Agreement dated July 9, 2003 (2).

10.2	Form of Warrant dated July 9, 2003 (2).

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Executive Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial officer Certifications

(1)	Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated August 1, 2003.
(2)	Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.

(b)	Reports of Form 8-K

(1)	A report on Form 8-K dated July 11, 2003 reporting the sale of equity securities to institutional investors.

(2)	A report on Form 8-K dated August 1, 2003, reporting the acquisitions of Lil’ Fan, Inc. and Stan Howard & Associates, Inc.

(3)	A report on Form 8-K/A dated August 1, 2003 amending the Form 8-K dated August 1, 2003 to include Item 7.

(4)	A report on Form 8-K dated October 1, 2003 reporting a new line of credit facility.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

October 14, 2003	By:	/s/ Dan F. Cooke

Dan F. Cooke Chief Executive Officer

	By:	/s/ Charles L. Thompson

Charles L. Thompson Chief Financial Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of July 31, 2003 by and among LFI Acquisition Company, Lil’ Fan, Inc., Stan Howard & Associates, Inc. and Stanley R. Howard (1).

10.1	Securities Purchase Agreement dated July 9, 2003 (2).

10.2	Form of Warrant dated July 9, 2003 (2).

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial officer Certifications

(1)	Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated August 1, 2003.
(2)	Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.