Form 10KSB
period 2003-11-30
NEXT INC/TN
filed 2004-02-26
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2003

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenue for the fiscal year ended November 30, 2003 was $20,873,989.

As of February 25, 2004 the aggregate market value of the Company’s common stock was approximately US $9,898,822 which value, solely for the purposes of this calculation, excludes common stock by the Company’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of shares of the Issuer’s common stock issued and outstanding as of February 25, 2004 was 14,082,461.

FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words “believe,” “are of the opinion that,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1, Risk Factors; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; our ability to effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our ability to maintain satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions, political instability and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

NEXT, INC.

PART I

ITEM 1.	BUSINESS

BUSINESS DEVELOPMENT. Next, Inc., a Delaware corporation, was formed January 2, 1987. It has four wholly owned operating subsidiaries: (i) Next Marketing Inc., a Delaware corporation (“Next Marketing”), (ii) Blue Sky Graphics, Inc., a Delaware corporation (“Blue Sky”), (iii) CMJ Ventures, Inc., a Florida corporation (“CMJ”) and (iv) Lil’ Fan, Inc., a Delaware corporation (Lil’ Fan”). All references herein to the “Company,” “we,” “us,” “our” or “Next” refer to Next, Inc. and its subsidiaries.

The Company. The Company, as it currently operates, commenced its operations on February 1, 2002, after the completion of a stock exchange between Sporting Magic, Inc., a Delaware corporation, and Next, Inc., a Delaware corporation (the “Exchange”). Following the Exchange and until December 27, 2002, the Company operated under the name Sporting Magic, Inc., at which time Next, Inc. was merged with and into Sporting Magic, Inc. and the name Sporting Magic, Inc. was changed to Next, Inc.

The Subsidiaries. Blue Sky and Next Marketing became indirect subsidiaries of the Company at the time of the Exchange and on December 27, 2002, following the merger between Sporting Magic, Inc. and Next, Inc., became wholly owned subsidiaries of the Company. Blue Sky and Next Marketing (and their respective predecessors) have been in existence since 1989 and 1997, respectively, and were prior to the Exchange owned and controlled by two of the Company’s principal stockholders. CMJ became a subsidiary of the Company on June 1, 2002 pursuant to the terms of an Agreement and Plan of Merger dated as of March 1, 2002, as amended on May 16, 2002 and May 15, 2003. On July 31, 2003, the Company acquired substantially all of the assets of Lil’ Fan, Inc., the right to sell all items previously sold by Stan Howard & Associates, and Stan Howard & Associates, Inc. through a subsidiary that is now Lil’ Fan.

THE BUSINESS. The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

The Company’s management (“Management”) believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries and that the Company is well positioned to take advantage of these growth opportunities. Management believes that Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices.

The Company’s licensed and proprietary products include the following:

•	Approximately 200 licenses and agreements to distribute its College Wear USA™ line for every major college and university in the U.S.;

•	Licensing agreements with Chevy®, Pontiac®, Hummer®, Cadillac®, Dodge®, GMC® and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network consisting of approximately 9,000 auto dealers and the NASCAR market, the largest spectator sport in the nation;

•	Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ and Cadre Athletic™, among others;

•	The exclusive license for distribution of Walter Payton products;

•	Major licenses through a teaming agreement with Corona®, Miller®, Mike’s Hard Lemonade® for their “branded” logos for the Beer Wear USA™ product line.

The Company is continuously reviewing additional licensing programs and proprietary designs to further expand its licensing program and proprietary design portfolio.

OPERATIONS. The Company is one of the dominant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•	High quality, cost effective imprinted sportswear. Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of cost effectively sourcing its products from international suppliers. The Company’s low cost operations facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as (a) for customized imprinted sportswear that, due to the uniqueness of the product, is not suited for the standardized long runs of offshore production, (b) to meet requirements for “hot market” reorders of just-in-time inventory such as for major sporting events, and (c) where demand exceeds forecasts leading to the need for quick replenishment orders. The Wabash facility has the capability to produce both imprinted and embroidered products and was organized by industry experts incorporating a sophisticated inventory management system with emphasis on automation of the manufacturing process effort, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to reduce costs, shorten delivery time and enhance quality control of our products.

•	Excellent design and merchandising staff. We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment and consistency in our product variety and offers our customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less than the industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead-time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.

•	Upscale brand identity. The Company offers a style of products that is built on quality and strong imagery. Our marketing themes revolve around college and university brands, motor sports, golf, tennis, outdoor lifestyle, motorcycle biking, fishing, water sports, and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the retail level with specialized planograms and displays that present our lines as distinctive collections. The Company’s target is an upscale consumer in casual settings, college and sporting activities, or relaxed weekend environments. We believe that our consumers are seeking a refined level of product quality and distinctiveness, and our designs, manufacturing standards and marketing are structured accordingly.

INFORMATION SYSTEMS. We employ a fully integrated, real-time management information system that is specifically designed for our industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard cost system planning and control, and detailed perpetual inventory systems. As our production personnel track original purchases through various factory production phases, our merchandisers track sales in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. Our product development team utilizes sophisticated computer-aided design software to meet our customers’ design, collaboration and specification requirements. We also have a remote-order entry system for our sales force, allowing them to monitor and establish sales plans and communicate order specifics. Customer service personnel receive this uploaded information daily and have real-time access to inventory availability.

This comprehensive information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2003, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

COMPETITION. The promotional products and imprinted sportswear industry is highly competitive. Dun and Bradstreet estimates that there are over 19,000 promotional product companies in North America. According to Promotional Products Association International, the top 40 companies’ sales represented $3.2 billion or less than one-fifth of the industry’s total sales of $15.6 billion in 2002. Our primary distribution channels are highly fragmented with substantial competition from other distributors of promotional products. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which Management believes enhance the Company’s brands.

CUSTOMER BASE. During the past three years, the Company has made a concerted effort to expand its customer base. As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains to specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program will be evident in fiscal year 2004 and beyond. The following represent a cross section of the Company’s larger customers segregated by distribution channel:

National Retail Merchants:	Goody’s, Kohl’s, Sears, K-Mart, Dillard’s, J.C. Penney

Specialty Retailers:	Dollar General, Sam’s Wholesale Club, W. H. Smith

Sporting Goods Chains:	Sports Authority, Bass Pro Shops, MC Sports, Gart’s, Delaware North Companies, Academy, Galyans, The Finish Line

Corporate Accounts and College Book Stores:	General Electric, Alpine, Superior Essex, Nebraska Book Company, Barnes & Noble

Food & Drug Chains:	Kroger’s, Mini Mart, Stay Mart

Motor Sports:	Dodge, Pontiac, Chevy, GMC, dealer networks (approximately 9,000 dealers), and the NASCAR market, the largest spectator sport in the nation, Motorcycle Dealers, Gift Shops

E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industries in which the Company competes are highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that include the following:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 7% during the year ended December 31, 2003, to $12.1 billion. Over the past three years the Company has significantly expanded its license program.

E-Commerce. The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.collegewearusa.com™; www.rpmsportswearusa.com™; and www.americanbiker.net™. The Company plans on establishing additional e-commerce web sites as other product lines (i.e. www.beerwearusa.com™ (functional in the near future promoting the Beer Wear USA™ product line) are established.

Increased Marketing of the Company’s Proprietary Designs. The Company has developed several proprietary designs that Management believes will increase its penetration into existing customer base and broaden its product offering to new accounts. The proprietary designs cover a broad spectrum of themes such as: American Wildlife® (outdoor activities), American Classic® (golf and automotive), American Biker® (motorcycles), and Cadre Athletic® (college and athletics), among others.

Strategic Mergers and Acquisitions. In addition to organic growth, the Company also plans to grow through selective strategic mergers and acquisitions. Management believes that there are a number of quality merger candidates that will enable the Company to expand and diversify its presence in the marketplace. The Company’s key acquisition criteria include: proven historical success, diverse customer base, and companies that possess a reputation for quality in the marketplace.

INDUSTRY. The Company operates in two interrelated industries – the promotional products industry and the imprinted sportswear industry:

Promotional Products Industry. The promotional products industry is highly fragmented consisting mainly of smaller privately held companies with no dominant positions. It is also a niche industry that is comprised of thousands of companies that distribute products bearing designs, logos, names, or catchy phrases. Examples of the products distributed by the companies in the industry include: imprinted sportswear, key chains, coffee mugs, pens, golf balls, mouse pads, clocks, etc. It is estimated that 30% or just over $5 billion of all promotional products sold are imprinted sportswear (wearables) products, making imprinted sportswear, by far, the number one selling product of all promotional products sold.

According to Promotional Products Association International (“PPAI”), a trade organization for the promotional products industry, the industry has experienced exceptional growth over the last ten years growing in sales from $5.0 billion in 1991 to $15.6 billion in 2002. Dun and Bradstreet estimates that there are over 19,000 promotional product companies in North America.

Imprinted Sportswear Industry. The imprinted sportswear industry is also a niche industry that entails value added embellishment (embroidering or screen-printing) of products. The items that are imprinted include: headwear, polo shirts, long-sleeve shirts, fleece wear, shorts, jackets, beach towels, souvenir blankets and t-shirts. The imprinted sportswear is sold primarily through traditional and specialty retailers ranging from large national and regional chains to sporting goods stores, casinos, golf and tennis pro shops, souvenir shops and sports stadiums.

Trends. A significant industry trend is the evolving requirement of customers to have suppliers provide enhanced value-added services to them. A primary attribute that customers are seeking is a company’s ability to be a “one-stop shop” for all products requirements. In effect, customers are now looking to their suppliers to provide enhanced value-added services: design and graphic capabilities, fulfillment and warehousing, company store planning and execution and on-line purchasing. The corporate sales market is comprised primarily of corporations that purchase imprinted sportswear bearing the corporation’s logo, name, or a theme.

SUPPLIERS. The Company sources a significant portion of its products with international suppliers. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.

EMPLOYEES. As of February 20, 2004, the Company had one hundred eighteen employees. We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND REFINANCING. Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated July 31, 2003 by and among LFI Acquisition Corporation (a wholly owned subsidiary of the Company), Lil’ Fan, Inc. (“Lil’ Fan”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through as subsidiary, acquired all of the operating assets of Lil’Fan and the right to sell all items previously sold by Stan Howard & Associates. Lil’ Fan customers, distribution networks, and licenses diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to show strong growth. The Company, during fiscal 2003, fully integrated the operations of Lil’ Fan into the operating facility located in Wabash, Indiana. (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this document).

On January 20, 2004, the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rates and maturity dates of January 20, 2006 and 2005, respectively.

On September 30, 2003, the Company completed a refinancing of its Amsouth Credit Facility with LaSalle Business Credit, LLC (the “LaSalle Credit Facility”). Under the terms of the LaSalle Credit Facility, the line of credit was increased to $8 million, the term of the credit facility was extended for three years expiring September 30, 2006 and the advance rates under the facility were increased. The LaSalle Credit Facility was amended on December 9, 2003 and the maturity date was changed to February 1, 2005. Also, advances on finished goods inventory were limited to a maximum $200,000, down from the previous amount of $400,000. LaSalle also eliminated prepayment obligation and stipulated an undetermined reduction to the inventory advance rate by May 1, 2004.

On February 12, 2003, the Company entered into an agreement with First Federal Savings for a capital expenditure line of credit of $225,000 bearing interest at 7% (“Cap Ex”). The Cap Ex line is payable in monthly payments of $3,417 consisting of principal and interest through February 15, 2010.

On January 16, 2003, the Company completed a refinancing of notes payable to First Federal Savings Bank and Frances Slocum Bank aggregating $2,534,663 for an aggregate principal of $3,000,000 with First Federal Savings Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The refinancing provided positive monthly cash flow to the Company compared to the cash outlay required by the notes prior to refinancing (see NOTE 9 – Short Term and Long Term Debt).

Future Acquisitions. The Company is actively engaged in discussions with various potential acquisition targets and expects to grow through strategic acquisitions of complimentary businesses. Management believes that additional acquisitions by the Company will allow it to further diversify its customer and distribution base, lessen its current dependence on large customers, and enhance stockholder value. Although Management believes that these acquisitions will be completed in the near future, the Company is not presently a party to any definitive agreements with respect to any acquisitions and there can be no assurances that any acquisition will be accomplished in the near future or at all.

Business Developments in 2003. On October 28, 2003, the Collegiate Licensing Company (“CLC”) ranked the Company number fifteen of its collegiate sports wearable providers along with “major distributors” such as Nike USA®, and Champion®. The Company has surpassed major companies such as Russell®, Cutter and Buck and Antigua as a major provider of licensed college sportswear through the CLC license program. CLC is the nation’s leading collegiate licensing and marketing representative in the nation.

In November 2003, the Company was awarded a five-year license agreement to distribute “Sturgis” and “Black Hills” logos through 2008. This was the sixth year in a row at the Sturgis, South Dakota “Bike Rally” that the Company’s American Biker Line has participated in key partnership roles with specialty distributors and retailers for this major event.

In December 2003, the Company announced the exclusive license agreement for both the America Football Coaches Association (“AFCA”) which owns the rights to the ADT National Championship Trophy in conjunction with the BCS National Championship Game and the license to use the Walter Payton name, image, portrait, photograph and signature of the late professional football player. The new products will commemorate the famous Chicago Bears player. In April 2003, the Company also signed a vendor agreement for the design and production of a branded “Soldier Field Line” to commemorate the new Soldier Field in Chicago, which opened in the fall of 2003.

RISK FACTORS

Risks Related To Our Business. In addition to the other information contained in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating the Company. The risks and uncertainties described below or elsewhere in this report are not the only ones the

Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business and operations. If any of the risks described below or elsewhere in this report materialize, the Company’s business, financial condition, operating results and cash flows could be materially affected. Stockholders or investors considering the purchase of shares of the Company’s common stock should carefully consider the following risk factors, in addition to the other information contained in this Prospectus.

You should not rely on the Company’s past results to predict its future performance because its operating results fluctuate due to factors which are difficult to forecast and often out of the Company’s control. The Company’s past revenues and other operating results may not be accurate indicators of the Company’s future performance. The factors that may contribute to these fluctuations include: fluctuations in aggregate capital spending, cyclicality and other economic conditions in one or more markets in which we sell our products; changes or reductions in demand in the markets we serve; a change in market acceptance of the Company’s products or a shift in demand for the Company’s products; new product introductions by the Company or by the Company’s competitors; changes in product mix and pricing by the Company, its suppliers or its competitors; pricing and related availability of raw materials for the Company’s products; the Company’s failure to manufacture a sufficient volume of products in a timely and cost-effective manner; the Company’s failure to anticipate changing product requirements of its customers; changes in the mix of sales by distribution channels; exchange rate fluctuations; and extraordinary events such as litigation or acquisitions.

Licenses. A substantial portion of the Company’s revenue is derived from its licensing program and Company owned brands. The Company is a party to numerous licensing agreements to utilize “branded” logos for its products. Licenses from colleges and universities comprise the greatest segment of the Company’s licenses and these licenses are grouped into master licenses. All of these master license arrangements have a duration of one to three years and may not contain automatic renewal options. Although the Company has had no difficulty renewing these license arrangements in the past and obtaining new licenses, there can be no assurance that the Company will be able to do so in the future. The loss of any one group of licenses or any master license may have a material adverse effect on the Company’s financial conditions and results of operations.

Competition. The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, delivery, price, compatibility and conformance with customer and licensor standards. Several of the Company’s existing and potential competitors are larger than the Company and may have substantially greater financial, sourcing and other resources than does the Company. In addition, the Company may in the future face competition from new entrants in its markets and there can be no assurance that these competitors will not offer better price points for competitive products or offer better terms to the Company’s customers than those offered by the Company to obtain greater market share or cause the Company to lower prices for its products, any of which could harm the Company’s business.

Dependence Upon Key Personnel. The Company depends to a significant degree on the continued contribution of key executive management and key operations and sales management. The loss of the services of one or more key executive or senior management could have a material adverse effect on the Company. The Company’s success also depends on its ability to attract and retain additional highly qualified management personnel to meet the needs of future expansion. Competition for these individuals is intense and they are often subject to offers from competing employers, some of whom may be better able to offer more lucrative compensation incentives than those offered by the Company. Although most of the Company’s key employees have been with the Company for an extended period of time, there can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company’s key executive management, senior operational, finance and sales management personnel have entered into written employment contracts with the Company.

Dependence On Non-U.S. Suppliers. The Company sources a significant amount of its products from international suppliers. Although the majority of the products used by the Company are available from multiple sources both domestically and internationally, any disruption in availability of products and services from these foreign suppliers could lead to increases in the Company’s product costs. The Company believes it can locate alternative products from several supplier sources to obtain the quality, cost and delivery standards if a disruption in international sources should occur.

Dependence Upon Key Customers. Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. During the past two years the Company has made a concerted effort to expand its customer base. The acquisition of CMJ Ventures, Inc. (“CMJ”), which sells to over five hundred specialty retailers, and the introduction of major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 9,000 auto dealers are two components of this expansion. The acquisition of Lil’ Fan, Inc (“Lil’ Fan”) also expanded the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers are complimentary to the Company and do not overlap with existing customers. As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college book stores, motor sports, souvenir, golf and gift shops. If the Company is unable to sustain this expansion of its customer base or if it is unable to maintain its customer base it could have a negative impact on its financial condition and results of operations.

Possible Need For Additional Financing/Capital. The Company is highly leveraged. Based upon the Company’s current level of operations and anticipated growth, the Company believes that cash flows from operations, together with its working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service. However, with the Company’s expected expansion and additional acquisitions, the Company could be required to obtain additional financing and/or capital, by private placement or in the public markets, to satisfy its requirements. There can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors. If we cannot obtain adequate funds on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

Limited Trading Market For Common Stock. The common stock is quoted on the National Association of Securities Dealers’ OTC Bulletin Board. There may be a limited trading market for the common stock.

Volatility Of Common Stock’s Market Price. The market price of the common stock is subject to, and will continue to be subject to, a variety of factors, including the business environment; the operating results of companies in the industries we serve; future announcements concerning the Company’s business or that of its competitors or customers; the introduction of new products or changes in product pricing policies by the Company or its competitors; litigation matters; changes in analysts’ earnings statements; developments in the financial markets; quarterly operating results; and perceived dilution from stock issuances for acquisitions and other transactions. Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our common stock.

Concentration Of Stock Ownership. The Company’s officers, directors, a small number of principal stockholders and their affiliates directly and beneficially own a controlling interest in the issued and outstanding shares of the Company’s common stock. If these stockholders were to vote in unison, together they have the ability to control the election of the Company’s directors and other corporate actions requiring stockholder approval.

Additional Shares. The Board of Directors has the authority to issue, without further action by the stockholders, up to 10,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s financial office is located in leased office space in Chattanooga, Tennessee, under a lease for approximately 2,000 square feet that expires in 2007. The Company also leases approximately 2,000 square feet customer service office in Louisville, Kentucky, under a lease that expires in 2005, approximately 3,000 square feet sales office in Noblesville, Indiana, under a lease, that expires in 2006, and an approximately 1,000 square feet sales office in Wabash, Indiana, under a lease that expires in 2004. The total lease cost for all four facilities is $11,900 per month. The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (the “Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition. Management believes that its existing owned and leased facilities are adequate to meet the Company’s needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

On November 18, 2003, a complaint was filed in the Federal District Court of the Southern District of New York against Dan F. Cooke, who at the time was the Company’s Chief Executive Officer, Chairman of the Board and a Director, and John D. Gioioso, a financial consultant to the Company, alleging conspiracy to commit securities fraud. On November 25, 2003, the Company reported that Mr. Cooke had decided to take a leave of absence from his position as Chairman and Chief Executive Officer and that Mr. Cooke had stepped down from the Board of Directors of the Company. The complaint against Mr. Cooke constituted a default under the credit facility with LaSalle Business Credit, LLC. The Company was not in default regarding any financial covenant of the loan agreement. There was no default under the agreement with the other major lender for the Company, First Federal Savings Bank of Wabash, Indiana. On December 10, 2003, the Company announced that LaSalle Business Credit, LLC had waived the Company’s default and entered into a revised credit facility, because it received the additional personal guarantee of the credit facility from the Company’s chief financial officer.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder meeting on October 23, 2003. At the annual meeting, the stockholders voted upon the election of five directors and the ratification of the appointment of the Company’s independent auditors, Tauber & Balser, P.C. The votes were cast as follows:

Directors	For	Against	Withheld	Abstentions
Dan F. Cooke	11,342,926	0	19,160	0
G. Michael Cross	11,342,926	0	19,160	0
Salvatore Geraci	11,342,926	0	19,160	0
William B. Hensley III	11,342,926	0	19,160	0
Ronald J. Metz	11,342,926	0	19,160	0

Ratification of Independent Auditors	For	Against	Withheld	Abstentions
Tauber & Balser, P.C.	11,352,666	120	0	9,300

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Low	High
2004 Fiscal Year
First Quarter (through February 25, 2004)	$1.02	$1.55

2003 Fiscal Year
First Quarter	$0.11	$0.75
Second Quarter	$0.12	$0.55
Third Quarter	$0.48	$1.26
Fourth Quarter	$0.71	$1.82

2002 Fiscal Year
First Quarter	$0.17	$0.35
Second Quarter	$0.17	$0.75
Third Quarter	$0.19	$0.51
Fourth Quarter	$0.12	$0.20

As of February 25, 2004, there were approximately 1,275 holders of record of our common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that the Company will pay cash dividends in the foreseeable future. As of February 25, 2004, there were no shares of preferred stock issued or outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words “believe”, “anticipate, “estimate”, “expect”, “are of the opinion that” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses, carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

INTRODUCTION. As noted elsewhere in this report, the Company’s principal customers are large national and regional retailers. In order to maintain its relationship with these customers, enhance revenues from them and enable them to improve their revenues and margins, the Company must work closely with these customers to ensure they receive the Company’s products expeditiously and economically. The Company works diligently to maintain what Management calls “supply chain excellence” – a way for the Company to provide value added services to its customers.

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional clothing. Many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional products and by making strategic acquisitions, it will require additional capital. Therefore, Management is currently negotiating with several sources of equity in an effort to furnish the needed capital.

In assessing the Company’s performance, Management focuses on (a) increasing revenues primarily through enhancing it’s licensing programs and (b) protecting such revenues by diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily by internal cost controls and through international purchases of raw materials. Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

RESULTS OF OPERATIONS. The following table sets forth certain items in the Company’s consolidated statement of operations for the years ended November 30, 2002, and 2003, respectively. The results of operations for 2003 include the revenues of Lil’ Fan of $841,462 from August 1, 2003, the date of its acquisition. All intercompany transactions have been eliminated from the date of acquisition. The Company had provided certain services and sold merchandise to Lil’ Fan in 2003. Therefore, the Company’s revenue includes sales to Lil’ Fan in 2003 of $141,000. The Company believes that had the acquisition of Lil’ Fan occurred at the beginning of 2003, the results of operations would have not been materially different than that reported herein (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this report). These statements should be read in conjunction with the audited financial statements of Next contained elsewhere in this Form 10-KSB.

	November 30,
	2002	2003
Net sales	$12,451,436	$20,873,989
Cost of sales	8,890,493	14,461,801

Gross profit	3,560,943	6,412,188

Operating and other expenses:
General and administrative expense	1,732,110	2,210,045
Royalty and commission expense	1,091,119	2,211,593
Corporate expense	701,863	1,062,764
Interest expense	358,196	455,839
Other income	(37,581)	10,764

Total operating and other expense	3,845,707	5,951,005

Income (loss) before income taxes	(284,764)	461,183
Provision for (benefit of) income taxes	(201,759)	182,356

Net income (loss)	$(83,005)	$278,827

NET SALES. Net sales increased 67.6% to $20,873,989 for 2003 from $12,451,436 for 2002. The growth in sales is primarily attributable to increased sales from existing customers and new customers resulting in a net increase of $7,581,091. Lil’ Fan customers from the date of acquisition generated an additional $841,462 of sales in 2003.

COST OF SALES. Cost of sales was $14,461,801 or 69.3% of the Company’s net sales for 2003 compared to $8,890,493 or 71.4% for 2002. Labor cost was 12.6% of sales in 2003 as compared to 14.0% of sales in 2002, the decrease resulting from the Company’s efficiencies with increased volume. Outside contractor expenses were 1% of sales in 2003 down from 4% of sales in 2002. Raw material costs were 48% of sales in 2003, and 48% in 2002.

OPERATING AND OTHER EXPENSES. General and administrative expenses were $2,210,045 (10.6% of net sales) for 2003 compared to $1,732,110 (13.9% of net sales) for 2002. Approximately 53% of the increase in expenses resulted from the operating cost incurred by Lil’ Fan, Inc. since the date of acquisition ($250,843 or 1.2% of sales). The Company’s CEO began to take a salary in January 2003, which amounted to an additional $82,500 in fiscal year 2003 which was not incurred in 2002. The remaining expense increase was for incremental customer service and support personnel to service, expand and diversify the Company’s customer base. Royalty fees associated with licensing agreements was 5.9% of sales in 2003 and 5.1% of sales in 2002. The increase in fees is the result of a higher percentage of our sales that are licensed products, which is the Company’s primary sales and marketing focus. Commission expenses were 4.6% of sales in 2003 and 3.6% in 2002, primarily due to more external sales personnel, who are commission based.

Corporate expense was a new area of expense that the Company began to incur in 2002 to effectively implement its growth and acquisition plan along with enabling the Company to meet its expanded public reporting requirements. The Company leased additional office space and hired a number of new full time personnel, and retained the services of additional legal, accounting, and investment professionals. While these actions have resulted in significant costs during the current period, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification. Fiscal year 2002 only reflected a partial year (approximately 9 months) of these expenses; however 2003 has a full twelve months. The primary areas of expense increases were: labor expense which grew by $59,776 related to additional financial support, professional fees grew by $103,586 related to investment banking services, bank charges grew by $46,777 related to LaSalle fees, and $52,334 of additional audit and accounting services.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $455,839 for 2003, compared to $358,196 for 2002. The primary reason for the increase in interest expense was the increase in the average borrowings of the revolving credit facility to finance the growth of the Company.

PROVISION FOR INCOME TAXES. The Company recognized a tax provision of $182,356 in 2003 or 39.5% of income before taxes. In 2002 the Company recognized a tax benefit of $201,759, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted for by book and income tax recognition temporary differences.

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY. At November 30, 2003, working capital was $6,625,995, representing an increase of $657,210 from working capital at November 30, 2002, of $5,968,785. This increase in working capital was primarily due to the increase in receivables and inventory related to the growth of the business.

Liquidity and Capital Resources. The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with LaSalle Business Credit and promissory notes issued by First Federal Bank. At September 30, 2003, the Company renegotiated its working capital facility with LaSalle as follows: (a) increased the facility by $3,000,000 to $8,000,000; and (b) extended its term to September 30, 2006. At November 30, 2003, $5,437,088 of the credit facility had been drawn upon. The LaSalle credit facility is governed by various financial covenants, all of which are in compliance as of the date of this report. In addition the agreement provides for monthly payment of interest at .75% over a nationally published prime rate (4% at November 30, 2003). The interest rate dropped upon delivery of the audited financial statements to .5% over prime rate. The LaSalle Credit Facility was amended on December 9,

2003 as a result of a technical default for which the Company obtained a wavier. The LaSalle amendment changed the maturity date to February 1, 2005; also, advances on finished goods inventory were limited to a maximum $200,000 down from the previous amount of $400,000. LaSalle also eliminated the prepayment obligation and stipulated an undetermined reduction to the inventory advance rate by May 1, 2004. On January 16, 2003, the Company refinanced certain of its notes payable to First Federal Savings Bank and Frances Slocum Bank aggregating $2,534,663 for an aggregate principal of $3,000,000 with First Federal Savings Bank (“New Note”). The net proceeds of the refinancing of approximately $425,745 were reinvested in the Company. The New Note bears interest at 6.5% and has a monthly payment of principal and interest of $26,000 with a balloon payment of $2,647,805 due on January 15, 2006. The total effect of refinancing, including the net proceeds reinvested in the Company, resulted in positive cash flow to the Company (see NOTE 9 and NOTE 17 of The Notes to Consolidated Financial Statements contained elsewhere in this document). The Company is constantly in discussions with other lending institutions to replace and increase the Company’s current credit facilities.

On January 20, 2004 the Company entered into a subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005, respectively.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for 2003 was $1,005,294 as compared to $991,608 for 2002. The increase in cash used resulted primarily from increased working capital utilization due to increased growth in the business.

Cash used for investing activities was $879,651 for 2003, compared to $597,487 for 2002. The Company’s investing activities during these periods was primarily the purchase of new equipment and fees and expenses paid for its acquisitions.

Net cash provided by financing activities was $2,027,035 for 2003, compared to $1,938,223 for 2002. This net increase of $88,812 related to proceeds from bank loans that were offset by repayment of debt and issuance of common stock for cash.

The following table represents the contractual commitments of the Company as of November 30, 2003:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Revolving Credit Facility	$5,437,088	$—	$5,437,088	$—	$—
Long-Term Debt	3,317,972	293,170	2,873,078	102,837	48,887
Capital Lease Obligations	85,737	63,334	22,403	—	—
Operating Leases	258,400	135,600	101,200	21,600	—

Total Contractual Cash Obligations	$9,099,197	$492,104	$8,433,769	$124,437	$48,887

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, AND NEW PRONOUNCEMENTS. Our significant accounting policies are described in NOTE 2 - Basis of Presentation and Significant Accounting Policies of the Notes to our financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventories. Inventories, which are predominantly blank garments or finished goods, are valued at the lower of cost or market, with cost determined using the first-in, first-out method. A detailed analysis of inventory is performed on a periodic basis throughout the year. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company’s financial statements. In assessing the recoverability of our investment in CMJ Ventures Inc., Lil Fan, Inc., and other intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such asset not previously recorded.

Other Pronouncements. The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.141, “Business Combinations”. These SFAS pronouncements all became effective for the Company during the fiscal year ended 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company’s financial statements.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a)(2) of this report.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial

Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The following table sets forth the name, age, positions, and offices or employments for the past five years as of February 25, 2004, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
William B. Hensley III	54	Director, President and Chief Executive Officer
Charles L. Thompson	52	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David C. Gleason	43	Executive Vice President Operations
Salvatore Geraci	57	Director
Ronald Metz	45	Chairman and Director
G. Michael Cross	55	Director

William B. Hensley III, President and Chief Executive Officer. Mr. Hensley has served as a Director of the Company and as its Chief Operating Officer since February 2002 and as President of the Company since September 2002. Mr. Hensley had served as acting Chief Executive Officer since November 24, 2003. Between 1989 and 1997, respectively, and 2001, Mr. Hensley was a principal owner and executive officer of Blue Sky and Next Marketing.

Charles L. Thompson, Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Since February 2002, Mr. Thompson has served as an Executive Vice President and as the Company’s Chief Financial Officer and Chief Accounting Officer. During 2001 and 2002, Mr. Thompson served as Vice President - Finance and Business Development of Ameris Health Systems, an operator of six hospitals. From 1997 to 2000, Mr. Thompson served Vice President/Chief Financial Officer of Great Smokies Diagnostics Laboratory. Mr. Thompson is also the principal owner and President of RAE & Company, a financial consulting firm.

David Gleason, Executive Vice President Operations. Mr. Gleason has been Vice President of Operations of the Company and its predecessor since January 30, 1997.

Salvatore Geraci. Mr. Geraci has been a Director of the Company since February 2002. Since 1997, Mr. Geraci has been a principal of Evergreen Management, Inc., a provider of tax, estate, retirement and investment planning. Mr. Geraci also serves as an adjunct professor of accounting and finance at the University of Tennessee at Chattanooga.

Ronald J. Metz. Mr. Metz has been a Director of the Company since February 2002. Since 1987, Mr. Metz has been a named senior partner with the accounting firm of Bucheri McCarty & Metz LLP. Mr. Metz has served as Chairman of the Board of the Company since November 24, 2003.

G. Michael Cross. Mr. Cross has been a Director of the Company since February 2002. Since August 2002, Mr. Cross has served as an investor consultant at Van Hedge Fund Advisors International, Inc. From

2000 to 2002, Mr. Cross was the director of business development for Wealth Port, Inc., an Internet financial services company. From 1997 to 1999, Mr. Cross was a business consultant for CAO, LLC, a regional consulting firm.

Audit Committee Financial Expert. The Audit Committee of the Company’s Board of Directors is currently composed of two non-employee directors, G. Michael Cross and Salvatore Geraci. Each member of the Audit Committee (i) is “independent” as defined by Rule 4200(a)(15) of the National Association of Securities Dealer Inc.’s listing standards, (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Additionally, the Company has and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board of Directors has determined that Mr. Geraci is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules.

Compliance with Section 16(a) of the Exchange Act. David Gleason, Executive Vice President Operations, unintentionally failed to timely file a Form 3 and a Form 4 with respect to options granted to him on February 1, 2002 and June 6, 2003. The filings were made upon discovery of the failure to file. The Company is not aware of any other failure of Mr. Gleason to timely file any reports under Section 16(a) of the Exchange Act.

Principal Executive and Financial Officer Code of Ethics. The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning compensation paid or accrued to our executive officers for services rendered to the Company during the fiscal years ended November 30, 2003 and 2002.

	Annual Compensation								Long Term Compensation
						Awards					Payouts
Name and Principal Position	Year (1)	Salary ($)		Bonus ($)		Other Annual Comp ($)			Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Comp. ($)
Dan F. Cooke, Former Chairman & CEO	2002 2003		— —		— —	$ $	12,000 14,000	(2) (3)	— —	— —	— —	— —

David Gleason, EVP – Operations	2002 2003	$ $	111,746 115,000	$	— 3,750	$ $	9,000 9,000	(2) (2)	— —	50,000 50,000	— —	— —

William B. Hensley, CEO, President, COO	2002 2003	$	— 82,500		— —	$ $	12,000 9,000	(2) (2)	— —	— —	— —	— —

Charles L. Thompson, CFO	2002 2003	$ $	91,667 106,664		— —	$ $	10,000 12,000	(2) (2)	— —	300,000 —	— —	— —

(1)	Neither officer was employed by the Company prior to the fiscal year ending November 30, 2002.
(2)	Automobile allowance
(3)	Automobile allowance and IRA contribution

Option/SAR Grants in 2003. The following table contains information concerning the grant of stock options to the named executive officers during the fiscal year ended November 30, 2003:

STOCK OPTION GRANTS IN FISCAL YEAR 2003
	Individual Grants
Name	Number of Securities Underlying Options/SAR’s Granted (#)	% of Total Options/SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
David C. Gleason	50,000	50%	$1.01	12/19/2008

Compensation of Directors. As compensation for their services as members of the Board of Directors, the company issued each independent board member stock options to purchase 20,000 shares of common stock at an exercise price of $0.50 per share in March of 2003. These options are exercisable in full commencing December 19, 2003, and expire December 19, 2008. The outside Directors are also paid a Directors fee of $1,250 per quarter or $5,000 per year. Of the four directors of the Board, the Board has determined that three directors are independent under the requirements of Rule 10A-3 under the Exchange Act. The board members who are executives of the Company receive no additional compensation in excess of their management remuneration.

Employment Agreements. The Company entered into an employment agreement with Mr. William B. Hensley III effective as of December 1, 2003 and continuing for a period of three years. Thereafter, the term of the agreement will automatically renew for additional three-year periods. The agreement provides for an annual base salary of $120,000. Mr. Hensley is entitled to such bonus or incentive compensation and awards of stock options under the Company’s stock option plan as the Compensation Committee of the Board of Directors may determine Mr. Hensley is entitled to certain compensation upon the termination of his employment. Mr. Hensley is also entitled to certain compensation upon a change of control of the Company. The agreement requires Mr. Hensley to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities, which would compete with the Company during the term of the agreement. Mr. Hensley has voluntarily not taken his full contractual salary and the remaining amount is not a liability of the Company.

The Company entered into an employment agreement and non-competition agreement with Mr. Charles L. Thompson effective as of April 7, 2003 and continuing through January 3, 2006. The agreement provides for an annual base salary of $110,000 until January 4, 2004 and a base salary of $120,000 for the remainder of the term of the agreement. Mr. Thompson is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors based upon certain subjective criteria as established from year to year. The Agreement requires Mr. Thompson to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement. Mr. Thompson has voluntarily not taken his full contractual salary and the remaining amount is not a liability of the Company.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock as of November 30, 2003, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s Directors and Executive Officers (see Part III, Item 10, above) and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage Owned
Dan F. Cooke (a)	3,000,000	21.2%
The William B. III and Cindy S. Hensley Family Limited Partnership (b)	3,000,000	21.2%
Sean and Lisa Garber (c)	1,260,000	8.9%
Charles L. Thompson (d)	750,000	5.3%
David C. Gleason	0	0%
Salvatore Geraci	0	0%
Ronald J. Metz	0	0%
G. Michael Cross	0	0%
All officers and directors as a group (5 persons)	3,750,000	26.5%

(a)	Based on an amended schedule 13D filed pursuant to the Exchange Act which indicates that Mr. Cooke has sole voting and dispositive power of all of those shares. Mr. Cooke is the former Chairman of the Board and Chief Executive Officer of the Company and a former member of the Company’s board of directors. Mr. Cooke’s address is 6430 Cobble Lane, Harrison, Tennessee 37341.
(b)	Based on a holdings report on Form 13D filed pursuant to the Exchange Act which indicates that The William B. Hensley III and Cindy S. Hensley Family Limited Partnership (the “Hensley Partnership”) has sole voting and dispositive power of all of those shares. The Hensley Partnership is controlled by William B. Hensley III, the Company’s Chief Executive Officer, President and Chief Operating Officer and a director on the Company’s board of directors. The address of the Hensley Partnership is c/o Next Marketing, Inc., 1295 Vernon Street, Wabash, Indiana, 46992.
(c)	Based on an amended schedule 13D filed pursuant to the Exchange Act which indicates that Sean and Lisa Garber have sole voting and dispositive power of all of those shares. Sean Garber is a former principal of CMJ Ventures, Inc., one of the Company’s operating subsidiaries. The address of Sean and Lisa Garber is 6206 Walnut Ridge Trail, Prospect KY, 40059.
(d)	Based on a holdings report on Form 13D filed pursuant to the Exchange Act which indicates that Charles L. Thompson has sole voting and dispositive power of all of those shares. The shares of RAE & Company were transferred in April of 2003 to Charles L. Thompson, the owner and president of RAE & Company. Mr. Thompson is the Company’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer. The address of Mr. Thompson is c/o Next Inc 7625 Hamilton Park Drive, Suite 12, Chattanooga, Tennessee, 37421.

All shares are held directly. No options, warrants or other stock rights have been issued to the officers other than as disclosed above. See Part III, Item 10, Executive Compensation for options issued to directors.

Equity Compensation Plan Information. The following table represents all stock options that have been issued by the Company through February 26, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders:	944,500	(1)	$0.43	55,500

Total:	944,500		$0.43	55,500

(1)	Represents 503,000 options issued prior to the Exchange pursuant to the 2001 Stock Option Plan (the “Plan”) of Next, Inc. Upon consummation of the Exchange, the Company assumed the Plan and all preexisting options granted thereunder. Pursuant to the terms of the Plan, any previously granted options to acquire shares of common stock were replaced with options to acquire shares of the Company’s common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2004 the Company entered into a subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. Next Investors, LLC is comprised of certain members of management and a significant stockholder. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005, respectively.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(b)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of July 31, 2003, by and among LFI Acquisition Company, Lil’ Fan, Inc., Stan Howard & Associates and Stanley R. Howard. (1)

2.2	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (3)

2.4	Amendment to Agreement and Plan of Merger dated to be effective May 15, 2003 by and among Next, Inc., Sean Garber and Lisa Garber. (4)

2.5	The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (5)

2.6	Amendment No. 1 to the Exchange Agreement, dated July 18, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (6)

2.7	Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (7)

3.1	Certificate of Incorporation of Next, Inc. (8)

3.2	Bylaws of the registrant. (9)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (10)

10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (10)

10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (10)

10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson (11).

10.5	Securities Purchase Agreement dated July 9, 2003. (12)

10.6	Form of Warrant dated July 9, 2003. (13)

10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (14)

10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (15)

10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (16)

10.10	Lock-Up Agreement dated April 15, 2003. between Sean Garber and Next, Inc. (17)

10.11	Lock-Up Agreement dated April 15, 2003. between Mark Carter and Next, Inc. (18)

10.12	Employment Agreement dated to be effective December 1, 2003. with William B. Hensley III. (19)

14.1	Code of Ethics

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (20)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (21)

23.1	Consent of Tauber & Balser, P.C.

31.1	Certification of chief executive officer.

31.2	Certification of chief financial officer.

32.	Section 906 Certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 1, 2003.
(2)	Incorporated by reference from Exhibit 2.1 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(3)	Incorporated by reference from Exhibit 2.2 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(4)	Incorporated by reference from Exhibit 2.3 of the registrant’s Form 8-K dated June 1, 2002.
(5)	Incorporated by reference from Exhibit 2.2 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(6)	Incorporated by reference from Exhibit 2.3 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(7)	Incorporated by reference from Exhibit 2.4 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(8)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.
(9)	Incorporated by reference from Exhibit 3.4 of the registrant’s Form 10-SB dated January 7, 1999 (SEC File Number 000-25247).
(10)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-KSB for the fiscal year ended November 30, 2002.
(11)	Incorporate by reference from Exhibit 10.3 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.
(12)	Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated July 11, 2003.
(13)	Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.
(14)	Incorporated by reference from Exhibit 10.7 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(15)	Incorporated by reference from Exhibit 10.8 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(16)	Incorporated by reference from Exhibit 10.9 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(17)	Incorporated by reference from Exhibit 10.10 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(18)	Incorporated by reference from Exhibit 10.11 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(19)	Incorporate by reference from Exhibit 10.12 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.

(20)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.
(21)	Incorporated by reference from the exhibit of same number to the registrant’s Form 8-K dated November 25, 2002.

(c)	The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2003:

(1)	Form 8-K, dated October 1, 2003, announcing an expanded line of credit facility with LaSalle Business Credit, LLC
(2)	Form 8-K, dated October 15, 2003, reporting the issuance of a press release reporting earnings results for the third quarter of fiscal year 2003.
(3)	Form 8-K, dated November 20, 2003, reporting the issuance of a press release.
(4)	Form 8-K, dated November 24 2003, reporting the issuance of a press release.
(5)	Form 8-K, dated November 25, 2003, reporting the issuance of a press release.
(6)	Form 8-K, dated November 28, 2003, reporting the issuance of a press release.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Tauber & Balser, P.C. for the audit of the Company’s annual financial statements for the fiscal years ended November 30, 2002 and November 30, 2003, and fees billed for other services rendered by Tauber & Balser, P.C. during the respective periods. Certain amounts for 2002 have been reclassified to conform to 2003 presentation.

Type of Fees	2002	2003
Audit Fees (1)	$76,030	$65,000
Audit Related Fees (2)	—	$92,803
Tax Fees (3)	—	—
All Other Fees (4)	—	$8,645
Total	$76,030	$166,448

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.
(2)	Audit related services are assurance and related services that are reasonably related to the performance of the audit or review of the financial the independent auditor traditionally performs statements or that.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories such as permitted corporate finance assistance and permitted advisory services.

Report of Independent Auditors

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheet of NEXT, INC. AND SUBSIDIARIES (the “Company”) as of November 30 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXT, INC. AND SUBSIDIARIES as of November 30, 2003, and the consolidated results of their operations and their cash flows for the years ended November 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tauber & Balser, P. C.

Atlanta, Georgia

January 14, 2004

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of November 30, 2003

Assets

Current assets:
Cash	$596,430
Accounts receivable, net of allowance for doubtful accounts of $73,097	4,193,540
Inventories	5,108,496
Prepaid expenses and other current assets	591,923
Deferred income taxes	227,104

Total current assets	10,717,493

Property, plant and equipment, net	2,138,952
Goodwill	3,719,363
Other assets, net	846,479

Total Assets	$17,422,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,433,733
Accrued expenses and other current liabilities	1,301,261
Short-term debt and current maturities	356,504

Total current liabilities	4,091,498
Long-term debt, less current maturities	8,484,293
Deferred income taxes	207,701
Other noncurrent liabilities	371,000

Total liabilities	13,154,492

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, none issued and outstanding (liquidating preference $.001 per share)	—

Common stock, $.001 par value; 50,000,000 shares authorized, 14,144,661 shares issued and outstanding	14,144
Additional paid-in capital	3,056,221
Unearned compensation	(366,695)
Retained earnings	1,564,125

Total stockholders’ equity	4,267,795

Total Liabilities and Stockholders’ Equity	$17,422,287

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended November 30,

	2002	2003
Net sales	$12,451,436	$20,873,989
Cost of sales	8,890,493	14,461,801

Gross profit	3,560,943	6,412,188

Operating expenses -
General and administrative	1,732,110	2,210,045
Royalty and commission expense	1,091,119	2,211,593
Corporate expense	701,863	1,062,764

Total operating expense	3,525,092	5,484,402

Operating income	35,851	927,786
Interest expense	358,196	455,839
Other (income) expense	(37,581)	10,764

Income (loss) before income taxes	(284,764)	461,183
Provision (benefit) for income taxes, deferred	(201,759)	182,356

Net income (loss)	$(83,005)	$278,827

Net income (loss) per common share, basic	$(0.01)	$0.02

Net income (loss) per common share, diluted	$(0.01)	$0.02

Weighted average common shares outstanding, basic	9,655,772	12,158,305

Weighted average common shares outstanding, diluted	9,655,772	13,116,305

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 30, 2002 and 2003

	Preferred Stock		Common Stock		Additional Paid- In Capital	Unearned Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance – December 1, 2001	7,000,000	$700	6,000,000	$6,000	$111,352	$—	$1,368,303	$1,486,355

Common stock issued to outside professionals for acquisition and other			869,411	869	151,552			152,421
Common stock issued for cash			750,000	750	324,250			325,000
Common stock issued related to the Exchange			1,982,426	1,983	(1,983)			—
Common stock issued for CMJ acquisition			1,400,000	1,400	604,800			606,200
Employee stock options issued					78,000	(45,500)		32,500
Net (loss)							(83,005)	(83,005)
Preferred stock contributed	(7,000,000)	(700)						(700)

Balance – November 30, 2002	—	—	11,001,837	11,002	1,267,971	(45,500)	1,285,298	2,518,771

Common stock issued to outside professionals for acquisition, financings, and other			2,180,824	2,180	1,056,300	(366,132)		692,348
Common stock and warrants issued for cash			750,000	750	519,882			520,632
Common stock issue for Lil’ Fan acquisition			212,000	212	206,068			206,280
Employee stock options issued and amortization					6,000	44,937		50,937
Net income							278,827	278,827

Balance – November 30, 2003	—	$—	14,144,661	$14,144	$3,056,221	$(366,695)	$1,564,125	$4,267,795

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended November 30,

	2002		2003
Cash flows from operating activities:
Net income (loss)		$(83,005)		$278,827

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		274,262		401,776
Non cash compensation		32,500		50,912
Non cash fees		—		84,441
Provision for bad debts		266,931		73,097
Provision (benefit) for deferred income taxes		(201,759)		182,356
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable		(99,071)		(825,015)
Inventories		(628,299)		(1,016,974)
Prepaid expenses		(348,796)		45,331
Other current assets		(50,025)		(145,233)
Accounts payable		(374,839)		114,088
Accrued expenses and other current liabilities		220,493		(115,188)
Other non-current assets		—		(133,712)

Total adjustments		(908,603)		(1,284,121)

Net cash used in operating activities		(991,608)		(1,005,294)

Cash flows from investing activities:
Purchases of property, plant and equipment		(271,341)		(516,396)
Cash paid for acquisition costs		(558,836)		(100,000)
Cash received from acquisitions.		80,846		25,914
Cash paid for intangible assets		(126,004)		(289,169)
Cash from decrease in restricted investment		277,848		—

Net cash used in investing activities		(597,487)		(879,651)

Cash flows from financing activities:
Revolving credit facility, net		1,964,785		1,540,384
Proceeds from loans and notes payable, bank		2,865,749		737,504
Repayment of long-term debt, loans and notes payable, bank		(3,217,311)		(771,485)

Issuance of common stock and warrants		325,000		520,632

Net cash provided by financing activities		1,938,223		2,027,035

Net increase in cash and cash equivalents		349,128		142,090
Cash and cash equivalents, beginning of year		105,212		454,340

Cash and cash equivalents, end of year		$454,340		$596,430

Supplemental Information:
Cash paid during the year for interest		$342,472		$447,830

Cash paid during the year for income taxes		$—		$4,876

Non-cash Investing and Financing Activities:
Purchase of equipment through capital leases		$142,183		$—

Equity securities issued in connection with the acquisition of:
CMJ Ventures, Inc.		$606,200		$136,052

Lil’ Fan, Inc.		$—		$540,303

Equity securities issued for services		$—		$523,573
Equity securities issued in payment of note payable.		$—		$35,280

Equity securities issued in connection with the non-compete agreement.		$19,800	$

Refinancing of notes payable.	$			$2,574,255

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

In February 2002, Sporting Magic, Inc. (“Sporting Magic”), a public company with no assets or liabilities, acquired all 6,000,000 of the outstanding common shares of Next, Inc. (“Next”) in exchange for 6,000,000 shares of the common stock of Sporting Magic (the “Merger”). In conjunction with the Merger, the holders of the outstanding preferred stock of Next (7,000,000 shares) were to convert their preferred shares to newly authorized preferred shares of Sporting Magic. Subsequent to the closing and effective on the date of the Merger, the preferred shareholders of Next contributed all of their preferred shares to the Company. Consequently, no preferred shares were issued by Sporting Magic. Also, in conjunction with the Merger, the Company assumed 1,982,426 shares of the former shareholders of Sporting Magic, which were outstanding at the date of the Merger. The Company also issued 759,411 shares of its common stock to various outside professional advisors in conjunction with the Merger. On the closing date of the Merger, all of the present directors and executive officers of Sporting Magic were replaced by individuals nominated by the Board of Next. For accounting purposes, the Merger has been treated as a reverse acquisition of Sporting Magic by Next and a recapitalization of Next. On December 27, 2002 Sporting Magic changed its name to Next, Inc. (now the “Company”).

Effective June 1, 2002, the Company acquired all of the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”). Effective July 31, 2003 the Company acquired the assets and certain liabilities of Lil’ Fan, Inc. (see Note 14 to Consolidated Financial Statements).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Marketing, Inc., Blue Sky Graphics, Inc., CMJ Ventures, Inc. (from June 1, 2002, the date of its acquisition) and Lil’ Fan Inc., (from July 31, 2003, the date of its acquisition). All significant intercompany balances and transactions have been eliminated. Certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of November 30, 2003 was $73,097.

Concentration of Credit Risk

During fiscal 2003 the Company has made a concerted effort to expand its customer base. As a result of this effort the Company has developed a large, diverse customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program has been successful. The Company’s customer base had been comprised primarily of national and regional mass merchandise and specialty retailers. However, with the acquisition of CMJ, which sells to over five hundred specialty retailers, and the introduction of additional major product lines and distribution channels, such as its Motor Sports Division, which sells to a national auto dealer network, and the acquisition of Lil’ Fan, Inc. the Company has expanded its customer base. During fiscal 2003 and 2002, approximately 23% ($4,882,788) and 38% ($4,796,265), respectively, of the net sales of the Company were to one of its largest customers. Sales to four other major customers approximated $7,601,330 (36%) in 2003 and $3,085,864

(25%) in 2002. The Company actively engaged itself in internet sales in 2003 which approximated $442,338 in 2003 and $59,858 in 2002. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

New Pronouncements

Recent pronouncements that potentially affect these or future financial statements include:

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 141, “Business Combinations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal”, SFAS No. 148 “Accounting for Stock-Based Compensation”, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”..

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

In management’s opinion, these pronouncements had no material effect on the financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets, current liabilities, and short-term debt approximate their fair market values.

Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The effect of the recapitalization on the Company has been given retroactive application in the earnings per share calculation. The Company does not have any outstanding common stock equivalents, other than warrants, employee stock options and contingent acquisition related shares.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended November 30, 2003 and 2002, advertising and promotion expenses were $57,999 and $99,764, respectively.

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

Impairment of Long-Lived Assets and Non-Goodwill Intangibles

The Company reviews these assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Goodwill

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit-carrying amount is greater than its fair value.

NOTE 3 – Cash and Cash Equivalents

The Company considers all short-term investments with maturities of 90 days or less at purchase to be cash equivalents. The Company had cash and cash equivalents of $0 and $277,848 in 2003 and 2002, respectively.

NOTE 4 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

Raw materials	$4,143,195
Work in progress	206,060
Finished products	759,241

Total	$5,108,496

Raw materials consist of blank garments that are purchased, not manufactured by the Company.

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and liabilities at November 30, 2003, are as follows:

Deferred tax assets:
Accounts receivable allowance	$31,954
Operating loss carryforwards	195,150

Total deferred tax assets	$227,104

Deferred tax liabilities:
Property, plant and equipment	$244,588
Goodwill and other intangibles	(36,887)

Total deferred tax liabilities	$207,701

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2002	2003
Tax benefit computed at maximum federal statutory rate	(34)%	34%
State income taxes, net of federal benefit	(6)%	6%
Depreciation and amortization	(32)%	—
Bad debt reserves and other	20%	—
Effect on change of tax status	(19)%	—

Income tax benefit – effective rate	(71)%	40%

At November 30, 2003, the Company had net tax operating loss carryforwards of approximately $427,386, which expires through 2023.

NOTE 6 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Amount	Estimated useful lives
Land	$10,000
Building and building improvements	1,177,089	7-39 years
Machinery and equipment	1,823,093	3-20 years
Furniture and fixtures	516,302	3-10 years
Vehicles	104,149	5-10 years
Leasehold improvements	11,663	5 years

	3,642,296
Less: Accumulated depreciation	(1,693,088)

	1,949,208

Assets under capital lease obligations:
Machinery and equipment	45,700	5-20 years
Furniture and fixtures	258,034	5-10 years

	303,734
Less: Accumulated depreciation	(113,990)

	189,744

Property, Plant and Equipment, net	$2,138,952

Depreciation expense for the years ended November 30, 2002 and 2003 was $275,247 and $225,787 respectively.

NOTE 7 – Goodwill

The changes and carrying amount of goodwill are as follows:

Amount
Balance December 1, 2001	$—
Goodwill acquired in CMJ acquisition	1,183,914

Balance November 30, 2002	$1,183,914

Goodwill acquired in CMJ acquisition	849,359
Goodwill acquired in Lil’ Fan acquisition	1,686,090

Balance November 30, 2003	$3,719,363

The additional goodwill acquired with CMJ is as result of $777,866 related to the purchase price amendment which was effective May 15, 2003 and filed on form 8-K/A, and approximately $71,493 related to the shut down of the CMJ operation in Louisville, KY which has been moved to our Wabash, IN operation.

NOTE 8 – Other Assets

Other assets subject to amortization consist of the following:

	Amount	Estimated Useful Lives
Artwork	$574,705	5 years
Licensing agreements	77,347	3 years
Non-compete agreement	354,800	10 years

	1,006,852
Less: accumulated amortization	(172,173)

Other assets, subject to amortization
Other assets, non amortizable	834,679
Other assets, net	11,800

	$846,479

Amortization expense associated with these assets was $126,529 and $48,475 for year ended November 30, 2003 and 2002, respectively. Estimated amortization expense for each of the ensuing years through November 30, 2007 is $176,203 per year and $150,421 for year-end November 30, 2008.

NOTE 9 – Short-Term Debt, Long-Term Debt and Capital Leases

Short-term and long-term debt consisted of the following:

	Short-term		Long-term
Revolving credit facility (a)	$		$5,437,088
Notes payable (b)		293,170	3,024,802
Capital lease obligations (c)		63,334	22,403

Total		$356,504	$8,484,293

(a)	Revolving credit facility: The Company has an $8,000,000 revolving credit facility agreement with LaSalle Business Credit, LLC, (“LaSalle”) which expires on February 1, 2005. The Company may draw up to the sum of 85% of eligible accounts receivable, as defined, 60% of eligible raw materials inventory, as defined, and 60% of eligible finished goods inventory, as defined. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .75% (4% was the published rate at November 30, 2003) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of certain of the Company’s major stockholders collateralize borrowings under the facility.
(b)	Notes payable: Notes payable consists of the following:

Notes payable – First Federal Savings Bank	$3,188,718
Note payable – Francis Slocum Bank	10,221
Other	119,003

3,317,972
Less: current maturities	293,170

Long-term notes payable	$3,024,802

The First Federal Savings Bank notes payable in their original amounts (“Federal Notes”) consisted of: a $3,000,000 note (interest at 6.5%, with monthly payments of principal and interest payments of

$26,000, maturing January 15, 2006); a $225,500 note (interest at 7.0%, with monthly principal and interest of $3,417, maturing February 15, 2010); and a $82,260 note (interest at 6.0%, with monthly payments of principal and interest of $1,666, maturing August 6, 2008. The Federal Notes are collateralized by the Company’s building, machinery and equipment and were personally guaranteed by certain of the Company’s major shareholders.

The Frances Slocum Bank note payable consists of a $20,247 note (interest at 9% with monthly principal and interest payments of $422, maturing on February 5, 2006). A Truck collateralizes the note.

Other notes consist of a note to the Estate of Leonard E. Pack, with payments of cash of $8,000 per month and 8,000 shares of common stock per month until July 31, 2004. This debt, in the amount of $194,312, was assumed as part of the Lil’ Fan acquisition.

The following represents the maturity of notes payable of the Company as of November 30, 2003:

For the year ending November 30,	Amount
2004	$293,170
2005	186,076
2006	2,687,002
2007	52,141
2008	50,696
Thereafter	48,887

Total	$3,317,972

(c)	Capital lease obligations: The Company periodically acquires computers, embroidery, ticketing and packaging equipment under capital lease obligations. These obligations expire through April 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments (with implicit interest rates ranging from 8% to 21%) or the fair values of the assets. The net book value of the assets, $189,744 at November 30, 2003, is included in property, plant and equipment and is being depreciated over the estimated useful lives of the assets.

Minimum lease payments under capital leases are as follows:

2004	$71,801
2005	19,940
2006	5,109

Total minimum lease payments	96,850
Amounts representing interest	(11,113)

Present value of minimum lease payments	$85,737

NOTE 10 – Stockholders’ Equity

In 2003 the Company issued 2,180,824 shares for professional services related to the following transactions: investment banking and legal services for the CMJ acquisition, 489,294 shares; investment banking services for the First Federal bank refinancing, 750,000 shares; investment banking services for the LaSalle financing, 362,264 shares; investment banking services and marketing services for the Lil’ Fan acquisition, 379,266 shares; investment banking services related to investment capital infusion, 100,000 shares; and various legal services, 100,000 shares.

On July 9, 2003 the Company issued, pursuant to a Securities Purchase Agreement with certain investors, 750,000 shares of common stock at a price of $0.80 per share and warrants to purchase 375,000 shares of common stock at a price of $1.125 per share for a period of five years from the closing date. The net result of the above transaction was an increase in Stockholders’ Equity of $523,573 net of fees and expenses. The Company filed a registration statement under Form SB-2 to register 1,150,000 shares of common stock pursuant to the above transaction.

NOTE 11 – Employee Stock Option Plan

The Company assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder. The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003. Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. The options expire on December 19, 2008. These options are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date and are being amortized over a two year period. In 2003 the Company issued 160,000 employee options; 60,000 issued at $0.20, which vest on December 19, 2003; 25,000 at $0.50 vest June 5, 2005; and 75,000 at $1.01 vest on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant with and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003 were all issued at market value and as such no expense was recorded. In 2002, compensation costs charged to operations for the plan was $50,913. No options were vested at November 30, 2002 or 2003.

The following table sets forth the options granted under the Next Plan as of November 30, 2003:

	2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	503,000	$0.03
Granted	503,000	0.03	160,000	0.58
Cancelled	—	—	(5,000)	0.03

Outstanding at end of year	503,000	$0.03	658,000	$0.16

Options exercisable at end of year	—	—	—	—

The following table summarizes information about stock options outstanding at November 30, 2003:

Options Outstanding
Options Outstanding	Weighted Average Remaining Life	Exercise Price
498,000	3.05 years	$0.03
60,000	4.75 years	0.20
25,000	4.50 years	0.50
75,000	4.50 years	1.01

658,000

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, using the Black-Scholes option-pricing model, net income as reported of $278,827 would be decreased to $256,909. There would be no change in basic and diluted earnings per share. The assumptions used in estimating fair value were a dividend yield of 0%, a risk free interest rate of 3.11%, an expected life of 2 years, and expected volatility of 100%.

The following table summarizes information about stock warrants issued in 2003 and outstanding at November 30, 2003:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
375,000	4.67 years	$1.125	375,000	$1.125

NOTE 12 – Employee Benefit Plan

The Company maintains a 401(k) retirement plan for its employees. Employees are eligible to participate after one year of service and attaining the age of 18. Under the terms of the Plan, employees are entitled to contribute up to 15% of their total compensation, within limits established by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a matching contribution up to 6% of each employee’s contribution. For the years ended November 30, 2003 and 2002, the Company chose to make no matching contributions.

NOTE 13 – Major Suppliers

The Company has a variety of qualified vendors available for purchasing its products. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the year ended November 30, 2003 and the year ended November 30, 2002, purchases from two of these suppliers were $7,509,008 (68% of total raw material purchases) and $2,747,365 (38% of raw material purchases), respectively. At November 30, 2003 and November 30, 2002, the amounts due to these suppliers included in accounts payable were approximately $1,910,514, and $1,240,436, respectively.

NOTE 14 – Acquisition of Lil’ Fan, Inc.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among the Company, Lil’ Fan, Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through a wholly-owned subsidiary, LFI Acquisition Corporation, acquired all of the operating assets of Lil’ Fan and the right to sell all items previously sold by SH&A.

Consideration for the acquisition was: $100,000 in cash, 180,000 shares of the Company’s common stock, up to an additional 270,000 common shares on a deferred basis (November 30, 2004, 2005, and 2006) pursuant to an earn-out arrangement, and the assumption of certain defined liabilities. The financial terms of the transaction were determined by negotiation between representatives of the Company, representatives of SH&A and Lil’ Fan, and Stanley R. Howard. The cash portion of the purchase price was funded from cash generated from a sale of common stock and warrants to a group of private investors and operations of the Company. The Company intends to continue to operate the business of Lil’ Fan after the acquisition but will consolidate the production and financial functions to reduce cost and maximize resources.

The Lil’ Fan acquisition was made to expand the Company’s distribution and customer base and acquire additional proprietary licenses. Goodwill was incurred since management believes that the future value of the combined synergies will be enhanced. The results of operations of Lil’ Fan are included in the consolidated financial statements of the Company commencing July 31, 2003. The Company has provided certain services and sold merchandise to Lil’ Fan prior to the effective date of the Lil’ Fan acquisition. All intercompany sales and transactions have been eliminated in the consolidated statements since the date of the acquisition.

The following is a condensed balance sheet showing the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Current assets	$347,504
Property and equipment	45,765
Other assets	23,136

Total assets	416,405

Current liabilities	283,529
Short and long term debt	349,350

Total liabilities	632,879

Net liabilities assumed	$216,474

The following pro-forma condensed statements of operations have been prepared as if the acquisition of Lil’ Fan was consummated as of the beginning of each of the periods presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

	2002	2003
	(unaudited)	(unaudited)
Net sales	$13,661,821	$22,150,118

Net income (loss)	($187,263)	$190,733

Net income (loss) per share, basic and diluted	$(0.02)	$0.02

Weighted average common shares outstanding	9,835,772	12,338,305

NOTE 15 – Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the year ended November 30, 2002 and 2003, were calculated on the basis of the weighted average number of common shares outstanding during the year ended, divided by the income available to common stockholders. The effect of the recapitalization of Next (See Note 1) has been given retroactive application in the EPS calculation. The common stock issued and outstanding with respect to the pre-Exchange Sporting Magic, Inc., and other shares issued, has been included since the effective date of the Exchange.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2002	2003
Numerator:
Basic and diluted earnings (loss) per share — net income (loss)	$(83,005)	$278,827

Denominator:
Basic weighted average common shares	9,655,772	12,158,305
Effect of dilutive stock options, warrants, and continent acquisition related shares	—	958,000

Denominator for diluted earnings (loss) per share	9,655,772	13,116,305

Basic earnings (loss) per share	$(0.01)	$0.02
Diluted earnings (loss) per share	$(0.01)	$0.02

NOTE 16 – Operating Leases

The Company leases facilities in Chattanooga, Tennessee; Louisville, Kentucky; Noblesville, Indiana; and Wabash, Indiana under operating lease agreements expiring through 2007. The future minimum obligations under the operating leases at November 30, 2003 are:

2004	$135,600
2005	52,100
2006	49,100
2007	21,600

$258,400

Rental expense under the operating leases was $88,548 and $31,320 for the years ended November 30, 2003 and 2002, respectively.

NOTE 17 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

NOTE 18 – Subsequent Events

On December 9, 2003, the Company entered into an amendment of its credit facility with LaSalle. The principal terms of the amendment added Charles L. Thompson, CFO as a limited guarantor of the loan, changed the maturity date from September 30, 2006 to February 1, 2005 and reduced the amount the Company is eligible to borrow on finished goods inventory by $200,000.

On January 20, 2004, the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

		Additions
	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Twelve months ended November 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$681,346	$91,700	$15,787	(d)	$715,736	(b)	$73,097

Reserve for advertising allowance	$10,171	$180,168	$—		$153,198	(c)	$37,141

Twelve months ended November 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$508,000	$266,931	$151,294	(a)	$244,878	(b)	$681,347

(a)	Beginning allowance on receivables of CMJ Ventures at acquisition date of June 1, 2002.
(b)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(c)	Deductions consist of deductions by customer for advertising cost.
(d)	Beginning allowance on receivables of Lil’ Fan Inc. at acquisition date of August 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 26th day of February 2004.

NEXT INC.

By:	/s/ William B. Hensley III
William B. Hensley III
President and Chief Executive Officer

By:	/s/ Charles L. Thompson
Charles L. Thompson
Chief Financial Officer Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William B. Hensley III William B. Hensley III	Director, President, and Chief Executive Officer	February 26, 2004

/s/ Charles L. Thompson Charles L. Thompson	Chief Financial Officer and Executive Vice President	February 26, 2004

/s/ Salvatore Geraci Salvatore Geraci	Director	February 26, 2004

/s/ Ronald J. Metz Ronald J. Metz	Chairman and Director	February 26, 2004

/s/ G. Michael Cross G. Michael Cross	Director	February 26, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated as of July 31, 2003, by and among LFI Acquisition Company, Lil’ Fan, Inc., Stan Howard & Associates and Stanley R. Howard. (1)

2.2	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (3)

2.4	Amendment to Agreement and Plan of Merger dated to be effective May 15, 2003, by and among Next, Inc., Sean Garber and Lisa Garber. (4)

2.5	The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (5)

2.6	Amendment No. 1 to the Exchange Agreement, dated July 18, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (6)

2.7	Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (7)

3.1	Certificate of Incorporation of Next, Inc. (8)

3.2	Bylaws of the registrant. (9)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (10)

10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (10)

10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (10)

10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson (11).

10.5	Securities Purchase Agreement dated July 9, 2003. (12)

10.6	Form of Warrant dated July 9, 2003. (13)

10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (14)

10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (15)

10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (16)

10.10	Lock-Up Agreement dated April 15, 2003, between Sean Garber and Next, Inc. (17)

10.11	Lock-Up Agreement dated April 15, 2003, between Mark Carter and Next, Inc. (18)

10.12	Employment Agreement dated to be effective December 1, 2003, with William B. Hensley III. (19)

14.1	Code of Ethics.

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (20)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (21)

23.1	Consent of Tauber & Balser, P.C.

31.1	Certification of chief executive officer.

31.2	Certification of chief financial officer.

32.	Section 906 Certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 1, 2003.
(2)	Incorporated by reference from Exhibit 2.1 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(3)	Incorporated by reference from Exhibit 2.2 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(4)	Incorporated by reference from Exhibit 2.3 of the registrant’s Form 8-K dated June 1, 2002.
(5)	Incorporated by reference from Exhibit 2.2 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(6)	Incorporated by reference from Exhibit 2.3 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(7)	Incorporated by reference from Exhibit 2.4 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(8)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.
(9)	Incorporated by reference from Exhibit 3.4 of the registrant’s Form 10-SB dated January 7, 1999 (SEC File Number 000-25247).
(10)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-KSB for the fiscal year ended November 30, 2002.
(11)	Incorporate by reference from Exhibit 10.3 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.
(12)	Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated July 11, 2003.
(13)	Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.
(14)	Incorporated by reference from Exhibit 10.7 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(15)	Incorporated by reference from Exhibit 10.8 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(16)	Incorporated by reference from Exhibit 10.9 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(17)	Incorporated by reference from Exhibit 10.10 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(18)	Incorporated by reference from Exhibit 10.11 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(19)	Incorporate by reference from Exhibit 10.12 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.
(20)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.
(21)	Incorporated by reference from the exhibit of same number to the registrant’s Form 8-K dated November 25, 2002.