Form 10KSB/A
period 2003-11-30
NEXT INC/TN
filed 2004-03-19
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2003

Commission File Number 000-25247

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

As of February 25, 2004 the aggregate market value of the Company’s common stock was approximately US $                 which value, solely for the purposes of this calculation, excludes common stock by the Company’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 18th day of March 2004.

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

Signature	Title	Date

/s/ William B. Hensley III William B. Hensley III	Director, President, and Chief Executive Officer	March 18, 2004

/s/ Charles L. Thompson Charles L. Thompson	Chief Financial Officer and Executive Vice President	March 18, 2004

/s/ Salvatore Geraci Salvatore Geraci	Director	March 18, 2004

/s/ Ronald J. Metz Ronald J. Metz	Chairman and Director	March 18, 2004

/s/ G. Michael Cross G. Michael Cross	Director	March 18, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated as of July 31, 2003, by and among LFI Acquisition Company, Lil’ Fan, Inc., Stan Howard & Associates and Stanley R. Howard. (1)

2.2	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (3)

2.4	Amendment to Agreement and Plan of Merger dated to be effective May 15, 2003, by and among Next, Inc., Sean Garber and Lisa Garber. (4)

2.5	The Exchange Agreement, dated December 21, 2001, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (5)

2.6	Amendment No. 1 to the Exchange Agreement, dated July 18, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (6)

2.7	Amendment No. 2 to the Exchange Agreement, dated February 1, 2002, by and among Sporting Magic, Inc., Buddy Young, Next, Inc., Dan F. Cooke, William B. Hensley and the William B. III and Cindy S. Hensley Living Trust. (7)

3.1	Certificate of Incorporation of Next, Inc. (8)

3.2	Bylaws of the registrant. (9)

10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (10)

10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (10)

10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (10)

10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson (11).

10.5	Securities Purchase Agreement dated July 9, 2003. (12)

10.6	Form of Warrant dated July 9, 2003. (13)

10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (14)

10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (15)

10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (16)

10.10	Lock-Up Agreement dated April 15, 2003, between Sean Garber and Next, Inc. (17)

10.11	Lock-Up Agreement dated April 15, 2003, between Mark Carter and Next, Inc. (18)

10.12	Employment Agreement dated to be effective December 1, 2003, with William B. Hensley III. (19)

14.1	Code of Ethics. (20)

16.1	Letter of Faber, Camp & Haas LLP regarding termination of certifying accountant. (21)

16.2	Letter of Marcus & Kliegman LLP regarding termination of certifying accountant. (22)

23.1	Consent of Tauber & Balser, P.C. (23)

23.2	Consent of Marcus & Kliegman LLP. (24)

31.1	Certification of chief executive officer. (25)

31.2	Certification of chief financial officer. (26)

32.	Section 906 Certifications of chief executive officer and chief financial officer. (27)

(1)	Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 1, 2003.
(2)	Incorporated by reference from Exhibit 2.1 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(3)	Incorporated by reference from Exhibit 2.2 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(4)	Incorporated by reference from Exhibit 2.3 of the registrant’s Form 8-K dated June 1, 2002.
(5)	Incorporated by reference from Exhibit 2.2 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(6)	Incorporated by reference from Exhibit 2.3 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(7)	Incorporated by reference from Exhibit 2.4 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended January 31, 2002.
(8)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.
(9)	Incorporated by reference from Exhibit 3.4 of the registrant’s Form 10-SB dated January 7, 1999 (SEC File Number 000-25247).
(10)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-KSB for the fiscal year ended November 30, 2002.
(11)	Incorporate by reference from Exhibit 10.3 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.
(12)	Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated July 11, 2003.
(13)	Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.
(14)	Incorporated by reference from Exhibit 10.7 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(15)	Incorporated by reference from Exhibit 10.8 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(16)	Incorporated by reference from Exhibit 10.9 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(17)	Incorporated by reference from Exhibit 10.10 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(18)	Incorporated by reference from Exhibit 10.11 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2002.
(19)	Incorporate by reference from Exhibit 10.12 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.
(20)	Previously filed.

(21)	Incorporated by reference from the exhibit of same number to the registrant’s Form 10-QSB Quarterly Report for the quarter ended February 1, 2002.
(22)	Incorporated by reference from the exhibit of same number to the registrant’s Form 8-K dated November 25, 2002.
(23)	Previously filed.
(24)	Previously filed.
(25)	Previously filed.
(26)	Previously filed.
(27)	Previously filed.