Form 10QSB
period 2004-02-29
NEXT INC/TN
filed 2004-04-14
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of April 14, 2004 was 14,295,461.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

NEXT, INC.

ii

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

February 29, 2004
(unaudited)
Assets
Current Assets:
Cash	$132,906
Accounts receivable, net	3,076,675
Inventories	4,683,916
Prepaid expenses and other current assets	1,040,365
Deferred taxes, current	217,736

Total current assets	9,151,598
Property, plant and equipment, net	2,084,474
Goodwill	3,719,363
Other assets, net	844,229

Total Assets	$15,799,664

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,377,696
Accrued expenses and other current liabilities	1,215,160
Short-term debt and current maturities	5,066,215

Total current liabilities	7,659,071
Long-term debt, less current maturities	3,394,524
Deferred taxes	180,065
Other non-current liabilities	371,000

Total liabilities	11,604,660
Commitments and contingencies	—
Stockholders’ equity	4,195,004

Total Liabilities and Stockholders’ Equity	$15,799,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 28, 2003	February 29, 2004
	(unaudited)	(unaudited)
Net sales	$3,705,310	$3,805,421
Cost of sales	2,502,538	2,530,680

Gross profit	1,202,772	1,274,741
General administrative and selling expenses	1,146,105	1,216,373

Operating income	56,667	58,368
Interest	(109,251)	(117,571)
Other income	602	13,534

Income before income taxes	(51,982)	(45,669)
Benefit for income taxes	(18,845)	(18,268)

Net loss	(33,137)	(27,401)

Net loss per share, basic	$—	$—

Net loss per share, diluted	$—	$—

Weighted average shares outstanding, basic	11,132,948	14,089,174

Weighted average shares outstanding, diluted	11,132,948	15,072,174

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2003	February 29, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(33,137)	$(27,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,719	120,970
Noncash compensation	9,750	39,858
Bad debt expense	15,847	(2,179)
Deferred taxes	(18,845)	(18,268)
Changes in operating assets and liabilities:
Accounts receivable	(188,808)	1,119,043
Inventories	(963,120)	424,580
Prepaid expenses	(41,007)	(498,913)
Other current assets	(5,859)	(52,107)
Accounts payable	(64,471)	(1,056,037)
Accrued expenses and other liabilities	(117,346)	(63,418)
Other non-current assets	(22,212)	—

Total adjustments	(1,311,352)	13,529

Net cash used in operating activities	(1,344,489)	(13,872)

Cash flows from investing activities:
Purchases of property, plant and equipment	(145,411)	(55,763)
Cash received from proceeds on sale of asset	—	9,250
Cash paid for intangible assets	—	(40,411)

Net cash used in investing activities	(145,411)	(86,924)

Cash flows from financing activities:
Revolving credit facility, net	1,098,641	(1,175,714)
Proceeds from loans and notes payable, bank	3,225,500	908,820
Repayments of long terms debt, loans and notes payable, bank	(2,775,276)	(82,364)
Cash paid for investment transaction	—	(13,470)

Net cash provided by/(used in) financing activities	1,548,865	(362,728)

Net increase (decrease) in cash	58,965	(463,524)
Cash, beginning of period	454,340	596,430

Cash, end of period	$513,305	$132,906

Supplemental Information:
Cash paid during the period for interest	$95,699	$119,714

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of notes payable	$—	$30,800

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Company

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at February 29, 2004, and its results of operations and cash flows for the three months ended February 28, 2003 and February 29, 2004. Operating results for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Customer Base & Credit Concentration

NEXT has, over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ and Lil’ Fan and their respective substantive customer base, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealers network consisting of approximately 9,000 dealers, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has lessened its dependence on any one large customer or distribution channel. During the three months ended February 29, 2004 the Company’s sales to three customers comprised 52.5% of total sales, one of which was a not a customer in the three months ended February 28, 2003. During the three months ended February 28, 2003, the Company’s sales to four customers comprised 67.3% of total sales. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

New Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 141, “Business Combinations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.148, “Accounting for Stock Based Compensation,” FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”

FASB Interpretation No. 46, “Consolidation for Variable Interest Entities” all became effective for the Company during 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company’s financial statements.

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

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of February 29, 2004 consisted of the following:

Raw materials	$3,561,196
Work in process	389,250
Finished goods	733,470

$4,683,916

4.	Deferred and Income Taxes

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at February 29, 2004 are as follows:

Current asset:
Accounts receivable reserves	$30,854
Net operating loss carryforwards	186,882

Current deferred tax asset	$217,736

Non-current liability:
Goodwill and other intangibles	$(30,684)
Adoption of tax depreciation method	210,749

Long-term deferred tax liability	$180,065

5.	Short Term and Long Term Debt

Short-term and long-term debt at February 29, 2004 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$4,261,374	$—
Notes payable	751,161	3,379,453
Capital lease obligations	53,680	15,071

Total	$5,066,215	$3,394,524

All of the Company’s debt is collateralized by various assets and varying amounts guaranteed by its principal stockholders.

During the first quarter, the Company had an $8,000,000 revolving credit facility agreement with LaSalle Business Credit, LLC, (“LaSalle”) which expires on February 1, 2005. The Company may draw up to the sum of 85% of eligible accounts receivable, as defined, 60% of eligible raw materials as defined and $200,000 on finished goods inventory. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus ..75% (4% was the published rate at February 29, 2004) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of certain of the Company’s major stockholders collateralize borrowings under the facility.

On January 20, 2004, the Company entered into subordinated loan agreements with Next, Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005, respectively. The First Federal component of $500,000 was paid out on April 9, 2004 from the proceeds of the investment by GCA Strategic Investment Fund Limited, which closed on April 8, 2004. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

6.	Stockholders’ Equity

Stockholders’ Equity is comprised of the following:

At February 29, 2004
(unaudited)
Common stock, $.001 par value; 50,000,000 shares authorized, 14,082,461 shares issued and outstanding	$14,082
Additional paid in capital	2,971,035
Retained earnings	1,536,724
Unearned compensation	(326,837)

Total stockholders’ equity	$4,195,004

The Company assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder. The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003. Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 498,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. The options expire on December 19, 2008. In 2003, the Company issued 160,000 employee options; 60,000 issued at $0.20, which vested December 19, 2003; 25,000 at $0.50 vest June 5, 2005; and 75,000 at $1.01 vest on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant with and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003 were all issued at market value and as such no expense was recorded. As of

February 29, 2004, 608,000 options were vested of the total 944,500 options granted. No options were vested as of February 28, 2003.

On July 9, 2003 the Company issued, pursuant to a Securities Purchase Agreement with certain investors, 750,000 shares of common stock at a price of $.80 per share and warrants to purchase 375,000 shares of common stock at a price of $1.125 per share for a period of five years from the closing date. Also, the Company issued 100,000 shares for investment banking services associated with the Securities Purchase Agreement. The net result of the above transaction was an increase in Stockholders’ Equity of $523,573, net of fees and expenses. The Company filed a registration statement under Form SB-2 to register 1,150,000 shares of the common stock pursuant to the above transaction and a second registration under Form SB-2 for the remaining 75,000 shares.

The significant shareholders of the Company, representing approximately 47.7% of total shares outstanding, have voluntarily entered into lock-up agreements whereby the shares owned by them are subject to a prohibition on transfer through May 1, 2006, that may be terminated on May 1, 2004 and every six months thereafter if all stockholders party to the lock-up agreements so decide.

7.	Loss Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Loss Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended February 28, 2003 and February 29, 2004 were calculated on the basis of the weighted average number of common shares outstanding during the three-month period, divided by the income available to common stockholders.

8.	Acquisition of Lil’ Fan, Inc.

Pursuant to the terms of a Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among LFI Acquisition Corporation (a wholly owned subsidiary of the Company), Lil’ Fan, Inc., and Indiana corporation (“Seller”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company acquired all of the operating asset of Seller and the right to sell all items previously sold by SH&A.

Consideration for the acquisition was: $100,000 of cash, 180,000 shares of the Company’s common stock, up to an additional 270,000 shares of the Company on a deferred basis (November 30, 2004, 2005, and 2006) pursuant to an earn-out arrangement, and the assumption of certain defined liabilities. The financial terms of the transaction were determined by negotiation between representatives of the Company, representatives of Seller and SH&A, and Stanley R. Howard. The cash portion of the purchase price was funded from cash generated from a sale of common stock and warrants to a group of private investors and from the operations of the Company. The Company continued to operate the business of Seller after the acquisition but has consolidated the production and financial functions to reduce cost and maximize resources.

The results of operations of Lil’ Fan are included in the condensed consolidated financial statements of the Company commencing August 1, 2003. The following pro-forma condensed combined statement of operations has been prepared as if the acquisition of Lil’ Fan was consummated as of the beginning of each periods presented herein. The Company has acquired the right to sell of all items sold by SH&A. The pro-forma results of operation are not necessarily indicative of the combined results that would have been achieved has the acquisition occurred at the beginning of the period, nor are they necessarily indicative of the results of operation that may occur in the future:

	Pro-Forma Statement of Operations Three Months Ended
	February 28, 2003	February 29, 2004
	(unaudited)	(unaudited)
Net sales	$4,016,297	$3,805,421
Expenses	4,112,891	3,832,822

Net loss	(96,595)	(27,401)

Net loss per share, basic	$—	$—

Weighted average shares outstanding	11,492,948	14,089,174

9.	Subsequent Events

On March 11, 2004, the Company entered into an Equity Line of Credit agreement (“the “Equity Line”) with Dutchess Private Equities Fund, L. P. (“Dutchess”). The Equity Line permits the Company to “put” up to $10.0 million in shares of its common stock to Dutchess. The Company filed a registration statement under Form SB-2 to register 7,000,000 shares of the common stock pursuant to the above transaction on March 11, 2004. The Company has not drawn any funds on the Equity Line as of April 14, 2004.

On April 8, 2004, the Company entered into an agreement with GCA Strategic Investment Fund Limited to sell 1,750 shares of its Series A Convertible Preferred Stock, which value is $1,750,000 subject to the conditions of a Securities Purchase Agreement, and issued a warrant convertible into 308,000 shares of common stock. The Company is obligated to file a registration statement with the Securities and Exchange Commission by May 10, 2004. The Company will use the proceeds to pay down debt and use for additional working capital.

The Company has received a commitment letter from National City Bank of Indiana to refinance its LaSalle Credit Facility Under the terms of the National City Credit Facility, the line of credit is established at $8 million, and the term of the credit facility is through April 1, 2006. The interest rate is a national published prime rate plus .25%. Advance rates remain the same as with LaSalle, but caps on certain inventory items were eliminated. The new credit facility is scheduled to close on or about April 15, 2004 and has a limited guarantee by the President of Next, Inc.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words “believe,” “anticipate, “estimate,” “expect,” “are of the opinion that” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

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

Overview

NEXT is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, professional sports teams, and many other promotional areas. According to the 26th annual licensing industry survey published in The Licensing Letter, a publication of EPM Communications in New York, sales of the sports licensing sector increased by 8% during the year ended December 31, 2002 to $11.3 billion. To maximize its potential, the Company has, over the last two years, significantly expanded its license program to include the following:

•	Approximately 200 licenses and agreements to distribute its Campus Traditions USA™ line for every major college and university in the U.S.;
•	Licensing agreements with Chevy®, Pontiac ®, Hummer®, Cadillac®, Dodge®, GMC® and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network consisting of approximately 9,000 auto dealers and automotive venue markets which include NASCAR, the largest spectator sport in the nation;
•	Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Cadre Athletic™, and Campus Traditions USA™, among others.

Operations and Expansion

NEXT is one of the significant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. NEXT has, over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops.

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com™; and

www.americanbiker.net™. The Company plans on establishing additional e-commerce web sites as other product lines are established. Another recent addition includes a corporate website, www.nextinc.net which gives information to the public about the Company

Acquisition of Lil’ Fan Inc.

As discussed above, pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among LFI Acquisition Corporation (a wholly owned subsidiary of Next, Inc (the “Company”), Lil’ Fan, Inc. (“Lil’ Fan”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through a subsidiary, acquired all of the operating assets of Lil’ Fan and the right sell directly all of the products previously sold by Stan Howard & Associates. See Note 8 to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2003 and February 29, 2004. These statements should be read in conjunction with the audited financial statements of Next as filed in the Form 10-KSB.

	Three Months Ended
	February 28, 2003	February 29, 2004
	(unaudited)	(unaudited)
Net sales	$3,705,310	$3,805,421
Cost of sales	2,502,538	2,530,680

Gross profit	1,202,772	1,274,741

Operating and other expenses:
General and administrative	568,960	518,712
Royalty and commission expense	385,242	417,248
Corporate expenses	191,903	280,413
Interest expense	109,251	117,571
Other (income)	(602)	(13,534)

Total operating and other expense	1,254,754	1,320,410

Income (loss) before income taxes	(51,982)	(45,669)
Provision (benefit) of income taxes	(18,845)	(18,268)

Net income (loss)	$(33,137)	$(27,401)

Net Sales

Net sales increased 2.7% to $3,805,421 for the three months ended February 29, 2004 from $3,705,310 for the three months ended February 28, 2003. This growth in sales is primarily attributable to the inclusion of Lil’ Fan sales which was $260,454 for the three months ended February 29, 2004 and was not in the prior year three month period ending February 28, 2003. There were four major customers that caused sales to decline in the three-month period ending February 2004, partially offset by four new customers, which caused a net decline of $337,934 from February 28, 2003 in the national retail merchant customer base. Management believes the decline in these respective customer sales is a seasonal timing difference and orders will increase in the latter part of the year. Internet sales were $389,657 in the three months ending February 29, 2004 compared to $207,598 in the three-month period ending February 28, 2003. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 66.5% for the three months ended February 29, 2004 compared to 67.5% of the Company’s sales for the three months ended February 28, 2003. This reduction in cost as a percentage of sales resulted primarily from increased efficiencies from purchasing and inventory management.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $518,712 (13.6% of sales) for the three months ended February 29, 2004 compared to $568,960 (15.4 % of sales) for the three months ended February 28, 2003. The decrease in expenses is related to the elimination of the Louisville sales office.

Royalty and commission expenses were $417,248 (11.0% of sales) for the three months ended February 29, 2004 compared to $385,242 (10.4% of sales) for the three months ended February 28, 2003. The increase in royalty expense was directly related to sales increase and sales mix with higher royalty expense percentages which is one of the Company’s primary sales and marketing expansion strategy. Commissions increased as a greater percentage of sales are generated by outside sales representatives.

Corporate expenses were $280,413 (7.4% of sales) for the three months ended February 29, 2004 compared to $191,903 (5.2% of sales) for the three months ended February 28, 2003. The increase in corporate expenses included investment banking services associated with the LaSalle bank loan and other professional costs of $38,273, banking fees associated with LaSalle of $31,487, and increased professional staff expense of $24,087 to effectively implement the Company’s growth and to meet its expanded public reporting requirements. While these actions have resulted in increased costs during the current period, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $117,571 for the three months ended February 29, 2004 compared to $109,251 for the three months ended February 28, 2003. The increase in interest expense is attributable to the higher interest rates charged by LaSalle.

The provision for income taxes for the three months ended February 29, 2004 was a benefit of $18,268 compared to a benefit of $18,845 for the three months ended February 28, 2003. These amounts are due to the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences.

Financial Position, Capital Resources, and Liquidity—February 29, 2004 and November 30, 2003

At February 29, 2004, working capital was $1,492,527, representing a decrease of $5,133,468 from working capital at November 30, 2003 of $6,625,995. The decrease in working capital was primarily due to the inclusion of the revolving credit facility, $4,261,374 as short-term debt due to the maturity date, and a decrease in receivables and inventory due to seasonality.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing is its revolving line of credit with LaSalle Business Credit, LLC and promissory notes issued by First Federal Bank. The credit facility has a maximum limitation of $8,000,000 of which the Company has drawn upon $4,261,375 as of February 29, 2004. This credit facility matures on February 1, 2005 and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal loan in the amount of $2,870,091 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,647,805 due January 16, 2006.

The Company’s principal use of cash is for operating and cost of goods sold expenses, interest, and working capital. Cash used in operations for the three months ended February 29, 2004 was $13,872 as compared to $1,344,489 of cash used in operations for the three months ended February 28, 2003. The decrease in cash used stemmed primarily from reduction in accounts receivable and inventory due to management efficiency.

Cash used for investing activities was $86,924 for the three months ended February 29, 2004 compared to $145,411 for the three months ended February 28, 2003. The Company’s investing activities during these periods was primarily the purchase of new equipment and acquisition costs, which, was reduced in the three months ended February 29, 2004.

Net cash used by financing activities was $362,728 for the three months ended February 29, 2004 compared to $1,548,865 provided by financing activities for the three months ended February 28, 2003. This net decrease of $1,911,593 was related to the reduction in the revolving loan.

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

PART II – OTHER INFORMATION

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

On April 8, 2004 the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware creating 3,000 shares of Series A Convertible Preferred Stock. The holders of the shares of Series A Preferred Stock have certain dividend, liquidation and redemption rights in addition to the rights of the holders of common stock. The shares of Series A Preferred Stock are convertible into shares of common stock and upon such a conversion the current common stock holders’ interest in the Company would be diluted.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Investment Agreement dated March 10, 2004. (2)
10.2	Subscription and Securities Purchase Agreement dated April 8, 2004. (3)
10.3	Common Stock Purchase Warrant dated April 8, 2004. (4)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Executive Officer Certification.
32	Section 906 Chief Executive Officer and Chief Financial Officer Certifications.

(1)	Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(2)	Incorporated by reference from Exhibit 10.13 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(3)	Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(4)	Incorporated by reference from Exhibit 10.15 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(b) Reports of Form 8-K

(1) A report on Form 8-K dated November 28, 2003 reporting the issuance of a press release dated November 28, 2003.

(2) A report on Form 8-K dated December 1, 2003 reporting the issuance of a press release dated December 1, 2003.

(3) A report on Form 8-K dated December 10, 2003 reporting the issuance of a press release dated December 10, 2003.

(4) A report on Form 8-K dated February 10, 2004 reporting earnings results for the fiscal year ending November 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

April 14, 2004	By:	/s/ William B. Hensley

Chief Executive Officer

	By:	/s/ Charles Thompson

Charles Thompson Chief Financial Officer and Principal Accounting officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Investment Agreement dated March 10, 2004. (2)
10.2	Subscription and Securities Purchase Agreement dated April 8, 2004. (3)
10.3	Common Stock Purchase Warrant dated April 8, 2004. (4)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Executive Officer Certification.
32	Section 906 Chief Executive Officer and Chief Financial Officer Certifications.

(5)	Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(6)	Incorporated by reference from Exhibit 10.13 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(7)	Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(8)	Incorporated by reference from Exhibit 10.15 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.