Form 10QSB
period 2004-05-31
NEXT INC/TN
filed 2004-07-14
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2004

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of July 14, 2004 was 14,567,986.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

NEXT, INC.

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

May 31, 2004
(unaudited)
Assets

Current Assets:
Cash	$125,574
Accounts receivable, net	2,923,302
Inventories	5,399,501
Prepaid expenses and other current assets	1,109,326
Deferred taxes, current	661,758

Total current assets	10,219,461
Property, plant and equipment, net	2,044,632
Goodwill	3,719,363
Other assets, net	850,017

Total Assets	$16,833,473

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,410,669
Accrued expenses and other current liabilities	1,124,662
Short-term debt and current maturities	227,387

Total current liabilities	2,762,718
Long-term debt, less current maturities	7,403,416
Deferred taxes	262,508
Other non-current liabilities	371,000

Total liabilities	10,799,642
Commitments and contingencies	—
Stockholders’ equity	6,033,831

Total Liabilities and Stockholders’ Equity	$16,833,473

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	May 31, 2003	May 31, 2004
	(unaudited)	(unaudited)
Net sales	$5,131,944	$3,916,114
Cost of sales	3,706,289	2,744,727

Gross profit	1,425,655	1,171,387

General administrative and selling expenses	1,065,072	1,194,356

Operating income	360,583	(22,969)

Interest	(117,401)	(113,764)
Other income (expense)	(5,619)	(625,784)

Income (loss) before income taxes	237,563	(762,517)

Provision (Benefit) for income taxes	94,165	(361,579)

Net Income (loss)	143,398	(400,938)

Net Income (loss) per share, basic	$.01	$(.03)

Net Income (loss) per share, diluted	$.01	$(.03)

Weighted average shares outstanding, basic	11,241,731	14,297,761

Weighted average shares outstanding, diluted	11,241,731	15,272,236

	Six Months Ended
	May 31, 2003	May 31, 2004
	(unaudited)	(unaudited)
Net sales	$8,837,254	$7,721,535
Cost of sales	6,208,827	5,275,407

Gross profit	2,628,427	2,446,128

General administrative and selling expenses	2,211,177	2,410,729

Operating income	417,250	35,399

Interest	(226,652)	(231,335)
Other income (expense)	(5,017)	(612,250)

Income (loss) before income taxes	185,581	(808,186)

Provision (Benefit) for income taxes	75,320	(379,847)

Net Income (loss)	110,261	(428,339)

Net Income (loss) per share, basic	$.01	$(.03)

Net Income (loss) per share, diluted	$.01	$(.03)

Weighted average shares outstanding, basic	11,187,949	14,190,699

Weighted average shares outstanding, diluted	11,187,949	15,165,174

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31, 2003	May 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$110,261	$(428,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,056	234,775
Noncash compensation	21,300	340,057
Bad debt expense	11,443	(11,609)
Deferred taxes	75,320	(379,847)
Changes in operating assets and liabilities:
Accounts receivable	358,392	1,281,846
Inventories	(864,240)	(291,005)
Prepaid expenses	(76,680)	(286,487)
Other current assets	(102,015)	(96,128)
Accounts payable	(497,253)	(1,023,064)
Accrued expenses and other liabilities	80,908	203,265
Other non-current assets	1,948	—

Total adjustments	(812,821)	(28,197)

Net cash used in operating activities	(702,560)	(456,536)

Cash flows from investing activities:
Purchases of property, plant and equipment	(226,684)	(92,026)
Cash received from proceeds on sale of asset	—	9,250
Cash paid for intangible assets	(92,050)	(83,899)

Net cash used in investing activities	(318,734)	(166,675)

Cash flows from financing activities:
Revolving credit facility, net	787,341	(1,393,772)
Proceeds from loans and notes payable, bank	3,225,500	908,820
Repayments of long terms debt, loans and notes payable, bank	(2,939,131)	(674,667)
Cash paid for investment transaction	—	(159,527)
Issuance of preferred stock, net	—	1,471,501

Net cash provided by/(used in) financing activities	1,073,710	152,355

Net increase (decrease) in cash	52,416	(470,856)
Cash, beginning of period	454,340	596,430

Cash, end of period	$506,756	$125,574

Supplemental Information:
Cash paid during the period for interest	$214,686	$229,714

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of notes payable	$118,732	$66,400

Equity securities issued for services	$—	$340,400

Refinancing -line of credit	$—	$4,602,010

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at May 31, 2004, and its results of operations and cash flows for the three and six months ended May 31, 2003 and May 31, 2004. Operating results for the three and six months ended May 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Customer Base & Credit Concentration

NEXT has, over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ and Lil’ Fan and their respective substantial customer base, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealers market consisting of approximately 9,000 dealers, of which, the Company has sold to 1,072 dealers thus far, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has lessened its dependence on any one large customer or distribution channel. During the six months ended May 31, 2004, the Company’s sales to three customers comprised 43.1% of total sales, one of which was a not a customer in the six months ended May 31, 2003. During the six months ended May 31, 2003, the Company’s sales to two customers comprised 58.7% of total sales one of which represented a one-time order related to the Iraq war of approximately $2,500,000. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimate could change in the future.

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

3. Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of May 31, 2004, consisted of the following:

Raw materials	$4,224,585
Work in process	390,479
Finished goods	784,437

$5,399,501

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at May 31, 2004, are as follows:

Current asset:
Accounts receivable reserves	$14,046
Net operating loss carryforwards	647,712

Current deferred tax asset	$661,758

Non-current liability:
Goodwill and other intangibles	$5,358
Adoption of tax depreciation method	257,150

Long-term deferred tax liability	$262,508

5. Short-Term and Long-Term Debt

Short-term and long-term debt at May 31, 2004 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$—	$4,059,341
Notes payable	185,717	3,333,254
Capital lease obligations	41,670	10,821

Total	$227,387	$7,403,416

All of the Company’s debt is collateralized by various assets and varying amounts guaranteed by its principal stockholders.

On April 15, 2004, the Company entered into a credit agreement with National City Bank for an $8,000,000 revolving credit facility agreement, which matures on April 1, 2006. The Company may draw up to the sum of 85% of eligible accounts receivable, as defined, 60% of eligible raw materials and finished goods inventory. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (4.10% was the published rate at May 31, 2004) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s CEO and CFO, collateralize borrowings under the facility. The new credit agreement replaces the former lender, LaSalle Business Credit, LLC and increases the Company’s borrowing base formula, reduces expenses, and extends the maturity date by one year.

On January 20, 2004, the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005, respectively. The First Federal component of $500,000 was paid off on April 9, 2004 from the proceeds of the GCA Strategic Investment Fund Limited equity infusion that closed on April 8, 2004.

6. Stockholders’ Equity

Stockholders’ Equity is comprised of the following:

At May 31, 2004
(unaudited)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 1,750 shares issued and outstanding	$2
Common stock, $.001 par value; 50,000,000 shares authorized, 14,551,986 shares issued and outstanding	14,552
Additional paid in capital	4,991,207
Retained earnings	1,135,786
Unearned compensation	(107,716)

Total stockholders’ equity	$6,033,831

The Company assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder. The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003. Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 498,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date. The options expire on December 19, 2008. In 2003, the Company issued 160,000 employee options; 60,000 issued at $0.20, which vested December 19, 2003; 25,000 at $0.50 vest June 5, 2005; and 75,000 at $1.01 vest on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003 were all issued at market value and as such no expense was recorded. As of May 31, 2004, 608,000 options were vested of the total 944,500 options granted. No options were vested as of May 31, 2003.

On March 11, 2004, the Company entered into an Equity Line of Credit (“Equity Line”) agreement with Dutchess Private Equities Fund, L. P. (“Dutchess”). The Equity Line permits the Company to “put” up to $10.0 million in shares of our common stock to Dutchess. The Company has not drawn any funds on the Equity Line as of July 14, 2004.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of $1,662,500, which was utilized for working capital and debt reduction. The Company is obligated to register these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company has also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one-year period which will expire on March 31, 2005.

On July 9, 2003, the Company issued, pursuant to a Securities Purchase Agreement with certain substantive investors, 750,000 shares of common stock at a price of $.80 per share and warrants to purchase 375,000 shares of common stock at a price of $1.125 per share for a period of five years from the closing date. Also, the Company issued 100,000 shares for investment banking services associated with the Securities Purchase Agreement. The net result of the above transaction was an increase in Stockholders’ Equity of $523,573, net of fees and expenses.

The significant shareholders of the Company, representing approximately 46.4% of total shares outstanding, terminated lock-up agreements whereby the shares owned by them were subject to a lockup through at least May 1, 2004. However, the terms of the GCA Strategic Investment Fund Securities Purchase Agreement dated April 8, 2004 limits the sale by all Executive Officers of the Company of more than 75,000 shares per year.

7. Income (Loss) Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Loss Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and six months ended May 31, 2003 and May 31, 2004 were calculated on the basis of the weighted average number of common shares outstanding during the three-month period, divided by the income available to common stockholders.

8. Acquisition of Lil’ Fan, Inc.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among LFI Acquisition Corporation (a wholly owned subsidiary of the Company), Lil’ Fan, Inc., an Indiana corporation (“Seller”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through a subsidiary, acquired all of the operating asset of Seller and the right to sell all items previously sold by SH&A.

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

The results of operations of Lil’ Fan and the SH&A operations are included in the condensed consolidated financial statements of the Company commencing August 1, 2003. The following pro-forma condensed combined statement of operations has been prepared as if the acquisition of Lil’ Fan was consummated as of the beginning of each periods presented herein. The pro-forma results of operation are not necessarily indicative of the combined results that would have been achieved has the acquisition occurred at the beginning of the period, nor are they necessarily indicative of the results of operation that may occur in the future:

	Pro-Forma Statement of Operations Six Months Ended
	May 31, 2003	May 31, 2004
	(unaudited)	(unaudited)

Net sales	$9,437,165	$7,721,535

Expenses	9,433,656	8,149,874

Net Income (loss)	3,509	(428,339)

Net Income (loss) per share, basic	$—	$(.03)

Weighted average shares outstanding	11,367,949	14,190,699

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

Introduction

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

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional products. Many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional products and by making strategic acquisitions, it will require additional capital. Therefore, Management may enter into negotiations with sources of equity in an effort to furnish additional capital.

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that NEXT is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company has, over the last two years, significantly expanded its license program to include the following:

•	Licensing agreements to distribute its Campus Traditions USA™ line for major colleges and universities in the U.S.;

•	Licensing agreements with Chevy®, Pontiac ®, Hummer®, Cadillac®, Dodge®, GMC® and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network market consisting of approximately 9,000 auto dealers, of which, the Company has sold to 1,072 to date, and automotive venue markets which include NASCAR, the largest spectator sport in the nation;

•	Licensing and distribution agreements with Sturgis “Bike Rally”, Walter Payton Trust, Professional Bull Riders, and James Dean 50th commemorative anniversary;

•	Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Cadre Athletic™, and Campus Traditions USA™, among others.

Operations and Expansion

The Company is one of the significant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment.

NEXT has, over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops.

The Company is actively engaged in discussions with various potential acquisition targets and plans to grow through strategic acquisitions of complementary businesses. The Company has embarked on an aggressive acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross-distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com™; and www.americanbiker.net™. The Company plans on establishing additional e-commerce web sites as other product lines are established. Another recent addition includes a corporate website, www.nextinc.net which gives information to the public about the Company.

Acquisition of Lil’ Fan Inc.

As discussed above, pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of July 31, 2003, by and among LFI Acquisition Corporation (a wholly owned subsidiary of the Company), Lil’ Fan, Inc. (“Lil’ Fan”), Stan Howard & Associates, Inc. (“SH&A”) and Stanley R. Howard, the Company, through a subsidiary, acquired all of the operating assets of Lil’ Fan and the right to sell directly all of the products previously sold by Stan Howard & Associates. See Note 8 to the Condensed Consolidated Financial Statements.

Lil’ Fan is a full line design and merchandising company primarily focusing on children’s and youth licensed college and motor sports products. The company currently has licenses for over 120 major university and colleges as well as the Indianapolis Motor Speedway, International Speedway Corporation, and Garfield amongst its other licenses. Lil’ Fan has an extensive customer base including major college bookstore chains (Follett’s, Barnes & Noble, College Bookstores of America, and Nebraska Book Company); national department stores such as J.C. Penny’s, Dillard’s, and Von Maur; significant auto racing events such as the Indianapolis 500, Brickyard 400, Daytona 500, National Hot Rod Association; and over 200 United States military bases around the world through a vendor agreement with both military buying units: NEXCOM and AAFES.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2003 and May 31, 2004. These statements should be read in conjunction with the audited financial statements of Next as filed in the Form 10-KSB.

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$5,131,944	$3,916,114	$8,837,254	$7,721,535
Cost of sales	3,706,289	2,744,727	6,208,827	5,275,407

Gross profit	1,425,655	1,171,387	2,628,427	2,446,128

Operating and Other Expenses:
General and administrative	458,594	490,288	1,027,554	1,009,000
Royalty and commission expense	371,420	467,627	756,662	884,875
Corporate expenses	235,058	236,441	426,961	516,854
Interest expense	117,401	113,764	226,652	231,335
Other (income) expense	5,619	625,784	5,017	612,250

Total operating and other expense	1,188,092	1,933,904	2,442,846	3,254,314

Income (loss) before income taxes	237,563	(762,517)	185,581	(808,186)
Provision (benefit) of income taxes	94,165	(361,579)	75,320	(379,847)

Net income (loss)	$143,398	$(400,938)	$110,261	$(428,339)

Net Sales

Net sales decreased 23.7% to $3,916,114 for the three months ended May 31, 2004 from $5,131,944 for the three months ended May 31, 2003. Net sales also declined by 12.6% to $7,721,535 for the six months ended May 31, 2004 from $8,837,254 for the six months ended May 31, 2003. This decline in sales is primarily attributable to the inclusion of sales related to the Iraq war, which were approximately $1,828,000 for the three months ended May 31, 2003 and $2,500,000 for the six months ended May 31,2003. Management believes the decline in sales was primarily related to the one time war order in 2003. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 70.1% for the three months ended May 31, 2004 compared to 72.2% of the Company’s sales for the three months ended May 31, 2003. Cost of sales was 68.3% for the six months ended May 31, 2004 compared to 70.3% for the six months ended May 31, 2003. This reduction in cost as a percentage of sales resulted primarily from increased licensed business, which has higher margins.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $490,288 (12.5% of sales) for the three months ended May 31, 2004 compared to $458,594 (8.9 % of sales) for the three months ended May 31, 2003. The increase in expenses is related to the addition of the Noblesville sales office, which the Company did not have in the prior year. General and administrative expenses were $1,009,000 (13.1% of sales) for the six months ended May 31, 2004 compared to $1,027,554 for the six months ended May 31, 2003 (11.6% of sales).

Royalty and commission expenses were $467,627 (11.9% of sales) for the three months ended May 31, 2004 compared to $371,420 (7.2% of sales) for the three months ended May 31, 2003. Royalty and commission expenses were $884,875 (11.5% of sales) for the six months ending May 31, 2004 compared to $756,662 (8.6% of sales) for the six months ending May 31, 2003. The increase in expense was directly related to a sales mix with higher royalty expense percentages than prior year. Commissions increased as a greater percentage of sales are generated by outside sales representatives.

Corporate expenses were $236,441 for the three months ended May 31, 2004 compared to $235,058 for the three months ended May 31, 2003 basically flat. Corporate expenses were $516,854 for the six months ended May 31, 2004 compared to $426,961 for the six months ended May 31, 2003. The increase in corporate expenses were a result of higher banking costs associated with the LaSalle bank loan, investment banking expense associated with the LaSalle transaction, insurance coverage, and higher audit fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $113,764 for the three months ended May 31, 2004 compared to $117,401 for the three months ended February 28, 2003. The decrease in interest expense is attributable to lower debt partially offset by higher interest rates on the line of credit. Interest expense for the six months ended May 31, 2004 was $231,335 compared to $226,652, which relates to the higher interest rates charged by LaSalle for the period December 1, 2003 through April 15, 2004. The Company has replaced LaSalle with a new more cost effective banking relationship effective April 15, 2004 (See NOTE 5).

Other expense includes an unusual one-time write off of $639,000, offset by $13,000 of other income, in the three months ended May 31, 2004. The components relate to $501,000 of fees and expenses associated with the Company’s former bank, LaSalle Business Credit, LLC that was terminated on April 15, 2004. It also includes $138,000 of one time legal fees that were advanced on behalf of the former Chairman and CEO related to a complaint filed in the Southern District of New York that was dismissed on May 10, 2004, and cost was expensed accordingly.

The provision for income taxes for the three months ended May 31, 2004 was a benefit of $361,579, which is attributable to the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences. Provision for income taxes for the three-month period ended May 31, 2003, was $94,165, which was higher related to the pre-tax income and recognition of book and tax temporary differences. These amounts are due to the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences. Benefits for income taxes for the six months ended May 31, 2004 was $379,847 as compared to the six months ended May 31, 2003, which was a provision of $75,320.

Financial Position, Capital Resources, and Liquidity – May 31, 2004 and November 30, 2003

At May 31, 2004, working capital was $7,456,743 representing an increase of $830,748 from working capital at November 30, 2003 of $6,625,995. The increase in working capital was primarily due to a reduction in accounts payable, which was facilitated by the equity infusion in the second quarter. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales has the effect of incurring the majority of the Company revenues in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and promissory notes issued by First Federal Bank. The credit facility has a maximum limit of $8,000,000 of which the Company has drawn $4,059,341 as of May 31, 2004. This credit facility matures on April 1, 2006 and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal loan in the amount of $2,838,565 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,647,805 due January 16, 2006.

The Company’s principal use of cash is for operating and cost of goods sold expenses, interest, and working capital. Cash used in operations for the six months ended May 31, 2004 was $456,536 as compared to $702,560 of cash used in operations for the six months ended May 31, 2003. The decrease in cash used stemmed primarily from reduction in accounts receivable and inventory.

Cash used for investing activities was $166,675 for the six months ended May 31, 2004 compared to $318,734 for the six months ended May 31, 2003. The Company’s investing activities during these periods was primarily the purchase of new equipment and acquisition costs, which were reduced in the six months, ended May 31, 2004.

Net cash provided by financing activities was $152,355 for the three months ended May 31, 2004 compared to $1,073,710 provided by financing activities for the six months ended May 31, 2003. This net decrease of $921,355 was related to the reduction in the revolving credit facility offset by proceeds from bank notes received in 2003.

On April 8, 2004, the Company entered into an agreement with GCA Strategic Investment Fund Limited to sell 1,750 shares of its Series A Convertible Preferred Stock, which value is $1,750,000 subject to the conditions of a Securities Purchase Agreement, and issued a warrant convertible into 358,000 shares of common stock at $1.88 per share which expires on April 8, 2009. Net proceeds of $1,662,500 have been received and used to pay down debt, and for additional working capital. The Company has a commitment letter from GCA Strategic Investment Fund Limited pursuant to which the Company can put shares of its Series A Convertible Preferred Stock for up to an aggregate amount of $1,250,000 on or before March 31, 2005. The Company has not exercised its rights under this commitment letter and has no current plans to do so.

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

On May 10, 2004, the complaint previously filed in the Federal District Court of the Southern District of New York against the Company’s former Chief Executive Officer, Chairman of the Board and Director, was dismissed.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On April 8, 2004 the Company filed a Certificate of Designation with the Secretary of State of Delaware creating 3,000 shares of Series A Convertible Preferred Stock. The Company issued 1,750 shares of the Series A Convertible Preferred Stock and has reserved the remaining 1,250 shares. The holders of the shares of Series A Preferred Stock have certain dividend, liquidation and redemption rights in additional to the rights of the holders of common stock. The shares of Series A Preferred Stock are convertible into shares of common stock and upon a conversion the current common stock holders’ interest in the Company would be diluted.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2004, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P., pursuant to which the Company may issue shares of common stock for up to $10,000,000 according to a formula contained in the Investment Agreement. This transaction was exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, because Dutchess is an accredited investor experienced in investments of this type. The Company has not drawn any funds of the Equity Line as of July 14, 2004.

On April 8, 2004, the Company entered into a Subscription and Securities Purchase Agreement with GCA Strategic Investment Fund pursuant to which the Company issued 1,750 shares of its Series A Convertible Preferred Stock and warrants to purchase 358,000 shares of common stock to GCA Strategic Investment Fund for $1.75 million. The warrant price is $1.88 and expires on April 8, 2009. This transaction was exempt from registration requirements under Section 506 of Regulation D of the Securities Act of 1933 because GCA Strategic Investment Fund is an accredited investor experienced in investments of this type. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, by dividing One Thousand ($1,000) by the market price of the common stock. The Company has a commitment letter from GCA Strategic Investment Fund Limited pursuant to which the Company can put shares of its Series A Convertible Preferred Stock for up to an aggregate amount of $1,250,000 on or before March 31, 2005. The Company has not exercised its rights under this commitment letter and has no current plans to do so.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)

10.1	Investment Agreement dated March 10, 2004. (2)

10.2	Subscription and Securities Purchase Agreement dated April 8, 2004. (3)

10.3	Common Stock Purchase Warrant dated April 8, 2004. (4)

10.4	Amended and Restated Credit Agreement dated April 15, 2004.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Executive Officer Certification.

32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certifications.

(1)	Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(2)	Incorporated by reference from Exhibit 10.13 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(3)	Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(4)	Incorporated by reference from Exhibit 10.15 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(b)	Reports of Form 8-K

(1) A report on Form 8-K dated April 14, 2004 reporting the issuance of a press release dated April 12, 2004.

(2) A report on Form 8-K dated April 23, 2004 reporting the issuance of a press release dated April 16, 2004.

(3) A report on Form 8-K dated April 23, 2004 reporting the issuance of a press release dated April 19, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

July 14, 2004	By:	/s/ William B. Hensley
Chief Executive Officer

	By:	/s/ Charles L. Thompson
Chief Financial Officer and
Principal Accounting officer

EXHIBIT INDEX

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)

10.1	Investment Agreement dated March 10, 2004. (2)

10.2	Subscription and Securities Purchase Agreement dated April 8, 2004. (3)

10.3	Common Stock Purchase Warrant dated April 8, 2004. (4)

10.4	Amended and Restated Credit Agreement dated April 15, 2004.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Executive Officer Certification.

32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certifications.

(1)	Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(2)	Incorporated by reference from Exhibit 10.13 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(3)	Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.
(4)	Incorporated by reference from Exhibit 10.15 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.