Form 10QSB
period 2004-08-31
NEXT INC/TN
filed 2004-10-08
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2004

OR

[  ]

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of October 8, 2004 was 16,126,286.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of August 31, 2004

3

Condensed Consolidated Statements of Operations for the three months and nine months ended

August 31, 2003 and August 31, 2004

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

       August 31, 2003 and August 31, 2004

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3. Controls and Procedures.

13

Part II – Other Information

Item 1. Legal Proceedings

13

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

13

Item 3. Unregistered Sales of Equity Security and Use of Proceeds

13

Item 6.  Exhibits and Reports on Form 8-K

14

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

August 31, 2004
(unaudited)
Assets

Current assets:
Cash	$202,888
Accounts receivable, net	5,919,769
Inventories	7,252,883
Prepaid expenses and other current assets	798,235
Deferred taxes, current	642,396
Total current assets	14,816,171
Property, plant and equipment, net	2,286,211
Goodwill	3,685,850
Other assets, net	910,822
Total Assets	$21,699,054

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,756,472
Accrued expenses and other current liabilities	1,797,374
Short-term debt and current maturities	247,116
Total current liabilities	5,800,962
Long-term debt, less current maturities Deferred taxes	9,317,023 281,802
Other non-current liabilities	371,000
Total liabilities	15,770,787
Commitments and contingencies	--
Stockholders’ equity	5,928,267
Total Liabilities and Stockholders’ Equity	$21,699,054

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	August 31, 2003	August 31, 2004
	(unaudited)	(unaudited)

Net sales	$4,608,648	$6,059,394
Cost of sales	3,198,099	4,259,502
Gross profit	1,410,549	1,799,892

General administrative and selling expenses	1,196,414	1,564,461
Operating income	214,135	235,431

Interest	(109,806)	(111,299)
Other income (expense)	27,846	24,197
Income before income taxes	132,175	148,329

Provision for income taxes	52,055	38,656
Net Income	80,120	109,673

Net Income per share, basic	$.01	$.01
Net Income per share, diluted	$.01	$.01
Weighted average shares outstanding, basic	12,502,523	14,686,526
Weighted average shares outstanding, diluted	12,502,523	15,709,001

	Nine Months Ended
	August 31, 2003	August 31, 2004
	(unaudited)	(unaudited)

Net sales	$13,445,902	$13,780,929
Cost of sales	9,406,926	9,534,909
Gross profit	4,038,976	4,246,020

General administrative and selling expenses	3,407,591	3,975,190
Operating income	631,385	270,830

Interest	(336,458)	(342,634)
Other income (expense)	22,829	(588,053)
Income (loss) before income taxes	317,756	(659,857)

Provision (Benefit) for income taxes	127,375	(341,191)
Net Income (loss)	190,381	(318,666)

Net Income (loss) per share, basic	$.02	$(.02)
Net Income (loss) per share, diluted	$.02	$(.02)

Weighted average shares outstanding, basic	11,632,036	14,358,797
Weighted average shares outstanding, diluted	11,632,036	15,381,272

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 31, 2003	August 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$190,381	$(318,666)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	283,055	367,385
Noncash compensation	32,850	65,801
Noncash fees	78,933	309,109
Bad debt expense	46,474	(2,082)
Deferred taxes	127,375	(341,191)
Changes in operating assets and liabilities:
Accounts receivable	(53,134)	(1,724,148)
Inventories	(907,219)	(2,244,387)
Prepaid expenses	(150,351)	(164,869)
Other current assets	(174,522)	(136,655)
Accounts payable	(273,664)	1,322,739
Accrued expenses and other liabilities	(260,670)	1,013,326
Other non-current assets	1,948	--
Total adjustments	(1,248,925)	(1,534,972)
Net cash used in operating activities	(1,058,544)	(1,853,638)

Cash flows from investing activities:
Purchases of property, plant and equipment	(397,221)	(413,548)
Cash received from proceed on sale of asset	--	9,250
Cash paid for acquisition cost	(100,000)	--
Cash received from acquisition	25,914	--
Cash paid for intangible assets	(115,774)	(194,639)
Net cash used in investing activities	(587,081)	(598,937)

Cash flows from financing activities:
Revolving credit facility, net	945,173	419,792
Proceeds from loans and notes payable, bank	737,504	1,092,820
Repayments of long terms debt, loans and notes payable, bank	(591,688)	(742,263)
Cash paid for investment transaction	--	(190,567)
Issuance of preferred stock, net	--	1,471,501
Issuance of common stock	545,000	7,750
Net cash provided by financing activities	1,635,989	2,059,033

Net decrease in cash	(9,636)	(393,542)
Cash, beginning of period	454,340	596,430
Cash, end of period	$444,707	$202,888

Supplemental Information:
Cash paid during the period for interest	$328,828	$354,086
Cash paid during the period for income taxes	$4,823	$--

Non-Cash Investing and Financing Activities:

Equity securities issued in connection with the acquisition of:
CMJ Ventures, Inc.	$118,732	$--
Lil’ Fan, Inc.	$227,500	$--
Equity securities issued in payment of notes payable	$7,600	$90,000
Equity securities issued for services	$245,500	$225,584
Refinancing of debt	$2,574,255	$4,602,010
Conversion of account receivable and prepaid to note receivable	$350,000	$--

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Operations of Company

Next, Inc., (the “Company”) is the parent company of (i) Next Marketing, Inc.,  (“Next Marketing”), (ii) Blue Sky Graphics, Inc., (“Blue Sky”), (iii) CMJ Ventures, Inc. (“CMJ”), and (iv) Lil’ Fan, Inc. (“Lil’ Fan).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at August 31, 2004, and its results of operations and cash flows for the three and nine months ended August 31, 2003 and August 31, 2004.   Operating results for the three and nine months ended August 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base & Credit Concentration

The Company, over the last three years, has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ and Lil’ Fan and their respective substantial customer base, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealers market consisting of approximately 9,000 dealers, of which, the Company has sold to approximately 1,100 dealers thus far, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has lessened its dependence on any one large customer or distribution channel. During the nine months ended August 31, 2004, the Company’s sales to six customers comprised 61.5% of total sales, one of which was a not a customer in the six months ended August 31, 2003. During the nine months ended August 31, 2003, the Company’s sales to five customers comprised 65.1% of total sales, one of which represented a one-time order related to the Iraq war of approximately $2,500,000. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers and previously recorded reserves, is limited. Such estimates could change in the future.

New Pronouncements

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"; SFAS No. 141, “Business Combinations,” SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No.148, "Accounting for Stock Based Compensation," FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FASB Interpretation No. 46, “Consolidation for Variable Interest Entities” all became effective for the Company during 2002. The provisions and interpretations of these pronouncements, that are applicable to the Company, had no material effect on the Company's financial statements.

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

3.

Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of August 31, 2004, consisted of the following:

Raw materials	$6,177,372
Work in process	317,044
Finished goods	758,467
$7,252,883

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at August 31, 2004, are as follows:

Current asset: Accounts receivable reserves	$7,348
Net operating loss carryforwards	635,048
Current deferred tax asset	$642,396
Non-current liability:
Goodwill and other intangibles	$2,475
Adoption of tax depreciation method	279,327
Long-term deferred tax liability	$281,802

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at August 31, 2004 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$-	$5,872,905
Notes payable	219,030	3,436,514
Capital lease obligations	28,086	7,604
Total	$247,116	$9,317,023

Various assets collateralize all of the Company’s debt and varying amounts guaranteed by its principal stockholders.

On April 15, 2004, the Company entered into a credit agreement with National City Bank for an $8,000,000 revolving credit facility agreement, which matures on April 1, 2006. The Company may draw up to the sum of 85% of eligible accounts receivable, as defined, and 60% of eligible raw materials and finished goods inventory.  In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (4.75% was the published rate at August 31, 2004) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, and certain personal assets and personal guarantees of the Company’s CEO and CFO collateralize borrowings under the facility. The new credit agreement replaces the former lender, LaSalle Business Credit, LLC and increases the Company’s borrowing base formula, reduces expenses, and extends the maturity date by one year.

On January 20, 2004, the Company entered into a subordinated loan agreement with Next Investors, LLC for $400,000. The purpose of this loan was to provide working capital to be repaid out of a future equity infusion. The loan has a 4% interest rate and a maturity date of January 2006.

6.

Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At August 31, 2004
(unaudited)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 1,750 shares issued and outstanding	$2
Common stock, $.001 par value; 50,000,000 shares authorized, 14,777,546 shares issued and outstanding	14,778
Additional paid in capital	4,710,919
Retained earnings	1,245,349
Unearned compensation	(42,781)
Total stockholders’ equity	$5,928,267

The Company assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted there under.  The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003.  Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 498,000 options have been granted under the Plan, with each option vesting on the two-year anniversary of the grant date.  The options expire on December 19, 2008. In 2003, the Company issued 160,000 employee options; 60,000 issued at $0.20, which vested December 19, 2003; 25,000 at $0.50 vest June 5, 2005; and 75,000 at $1.01 vest on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. In 2004 the Company has issued 286,500 employee options at $1.07, which vest on December 15, 2005. These options all have five-year expirations from the date of grant and subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003 and 2004 were all issued at market value and as such no expense was recorded. As of August 31, 2004, 608,000 options were vested of the total 944,500 options granted, and 310,000 options have been exercised. No options were vested as of August 31, 2003.

On March 11, 2004, the Company entered into an Equity Line of Credit (“Equity Line”) agreement with Dutchess Private Equities Fund, L. P. (“Dutchess”). The Equity Line permits the Company to “put” up to $10.0 million in shares of our common stock to Dutchess. The Company has not drawn any funds on the Equity Line and terminated the agreement on August 2, 2004.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of  $1,662,500, which was utilized for working capital and debt reduction. The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company has also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one-year period, which will expire on March 31, 2005.

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

The significant shareholders of the Company, representing approximately 43.7% of total shares outstanding, terminated lock-up agreements whereby the shares owned by them were subject to a lockup through at least May 1, 2004. However, the terms of the GCA Strategic Investment Fund Securities Purchase Agreement dated April 8, 2004 limits the sale by all Executive Officers of the Company of no more than 75,000 shares per year.

7.

Income (Loss) Per Share

The Company accounts for earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Loss Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and nine months ended August 31, 2003 and August 31, 2004 were calculated on the basis of the weighted average number of common shares outstanding during the three and nine-month periods, divided by the income available to common stockholders.

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company has, over the last two years, significantly expanded its license program to include the following:

•

Licensing agreements to distribute its Campus Traditions USA™ line for major colleges and universities in the U.S.;

•

Licensing agreements with Chevy®, Pontiac ®, Hummer®, Cadillac®, Dodge®, GMC®, Ford® and Chrysler® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network market consisting of approximately 9,000 auto dealers, of which, the Company has sold to approximately 1,100 to date, and automotive venue markets which include NASCAR, the largest spectator sport in the nation;

•

Licensing and distribution agreements with Sturgis “Bike Rally”, Walter Payton Trust, Professional Bull Riders, and James Dean 50th commemorative anniversary;

•

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Cadre Athletic™, and Campus Traditions USA™, among others.

Operations and Expansion

The Company is one of the significant companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment.  The Company has, over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops.

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com™; and www.americanbiker.net™. The Company plans to establish additional e-commerce web sites as other product lines are established. Another recent addition includes a corporate website, www.nextinc.net, which gives information to the public about the Company.

 Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2003 and August 31, 2004. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB/A.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,608,648	$6,059,394	$13,445,902	$13,780,929
Cost of sales	3,198,099	4,259,502	9,406,926	9,534,909
Gross profit	1,410,549	1,799,892	4,038,976	4,246,020
Operating and Other Expenses:
General and administrative	537,454	563,663	1,565,008	1,572,663
Royalty and commission expense	502,624	765,724	1,259,286	1,650,599
Corporate expenses	156,336	235,074	583,297	751,928
Interest expense	109,806	111,299	336,458	342,634
Other (income) expense	(27,846)	(24,197)	(22,829)	588,053
Total operating and other expense	1,278,374	1,651,563	3,721,220	4,905,877
Income (loss) before income taxes	132,175	148,329	317,756	(659,857)
Provision (benefit) of income taxes	52,055	38,656	127,375	(341,191)
Net income (loss)	$80,120	$109,673	$190,381	$(318,666)

Net Sales

Net sales increased 31.5% to $6,059,394 for the three months ended August 31, 2004, from $4,608,648 for the three months ended August 31, 2003.  Net sales also increased by 2.5% to $13,780,929 for the nine months ended August 31, 2004 from $13,445,902 for the nine months ended August 31, 2003. In 2003, the Company had one-time sales orders of approximately $2,500,000 attributable to the Iraq war. If these orders were excluded from the 2003 sales figure then the growth for the nine-month period ending August 31, 2004 would be 25.9%. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 70.3% for the three months ended August 31, 2004, compared to 69.4% of the Company’s sales for the three months ended August 31, 2003. Cost of sales was 69.2% for the nine months ended August 31, 2004, compared to 70.0% for the nine months ended August 31, 2003. This reduction in cost as a percentage of sales resulted primarily from increased licensed business, which has higher margins.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $563,663 (9.3% of sales) for the three months ended August 31, 2004, compared to $537,454 (11.7 % of sales) for the three months ended August 31, 2003. The increase in expenses is related to the addition of the Noblesville sales office, which the Company did not have in the full nine months of 2003. General and administrative expenses were $1,572,663 (11.4% of sales) for the nine months ended August 31, 2004, compared to $1,565,008 for the nine months ended August 31, 2003 (11.6% of sales).

Royalty and commission expenses were $765,724 (12.6% of sales) for the three months ended August 31, 2004, compared to $502,624 (10.9% of sales) for the three months ended August 31, 2003.  Royalty and commission expenses were $1,650,599 (11.9% of sales) for the nine months ending August 31, 2004, compared to $1,259,286 (9.4% of sales) for the nine months ending August 31, 2003.  The increase in expense was directly related to a sales mix with higher royalty expense percentages than prior year. Commissions increased as a greater percentage of sales are generated by outside sales representatives.

Corporate expenses were $235,074 for the three months ended August 31, 2004, compared to $156,336 for the three months ended August 31, 2003. Corporate expenses were $751,928 for the nine months ended August 31, 2004, compared to $583,297 for the nine months ended August 31, 2003. The increases in corporate expenses were a result of higher banking costs, and investment-banking fees related to the previous lender, LaSalle. The Company’s expenses have increased for insurance, audit fees and labor from the prior year.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $111,299 for the three months ended August 31, 2004, compared to $109,806 for the three months ended August 31, 2003.  The higher interest expense is attributable to higher debt balance. Interest expense for the nine months ended August 31, 2004, was $342,634 compared to $336,458, which relates to the higher interest rates charged by LaSalle for the period December 1, 2003 through April 15, 2004. The Company has replaced LaSalle with a new, more cost effective banking relationship effective April 15, 2004 (See NOTE 5).

Other income was $24,197 for the three months period ending August 31, 2004, as compared to $27,846 for the three months ended August 31, 2003. Other expense for the nine months ended August 31, 2004 includes an unusual one-time write off of $640,000, offset by $52,000 of other income. The components relate to $501,000 of fees and expenses associated with the Company’s former bank, LaSalle Business Credit, LLC that was terminated on April 15, 2004.  It also includes $139,000 of one time legal fees that were advanced on behalf of the former Chairman and CEO related to a complaint filed in the Southern District of New York that was dismissed on May 10, 2004, and cost was expensed accordingly.

The provision for income taxes for the three months ended August 31, 2004, was $38,656, which is attributable to the Company’s quarterly operating profit adjusted by book and income tax recognition of temporary differences. Provision for income taxes for the three-month period ended August 31, 2003, was $52,055, which was higher related to the pre-tax income and recognition of book and tax temporary differences.  These amounts are due to the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences. Benefits for income taxes for the nine months ended August 31, 2004, was $341,191 as compared to the nine months ended August 31, 2003, which was a provision of $127,375.

Financial Position, Capital Resources, and Liquidity – August 31, 2004 and November 30, 2003

At August 31, 2004, working capital was $9,015,209 representing an increase of $2,389,214 from working capital at November 30, 2003 of $6,625,995.  The increase in working capital was primarily due to accounts receivable and inventory, which have grown in relation to sales.  The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and promissory notes issued by First Federal Bank. The credit facility has a maximum limit of $8,000,000 of which the Company has drawn $5,872,905 as of August 31, 2004. This credit facility matures on April 1, 2006, and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal loan in the amount of $2,807,565 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,647,805 due January 16, 2006.  The Company has also entered into a subordinated loan agreement with Next Investors, LLC in the amount of $400,000 (see Note 5 to the Financial Statements).

The Company’s principal use of cash is for operating activities and working capital. Cash used in operations for the nine months ended August 31, 2004, was $1,853,638 as compared to $1,058,544 of cash used in operations for the nine months ended August 31, 2003. The increase in cash used stemmed primarily from increases in accounts receivable and inventory.

Cash used for investing activities was $598,937 for the nine months ended August 31, 2004, compared to $587,081 for the nine months ended August 31, 2003. The Company’s investing activities during these periods was primarily the purchase of new equipment, acquisition costs and intangible assets.

Net cash provided by financing activities was $2,059,033 for the nine months ended August 31, 2004, compared to $1,635,989 provided by financing activities for the nine months ended August31, 2003. This net increase of $423,044 was related to the issuance of preferred stock partially offset by a reduction in the amount of common stock issued.

On April 8, 2004, the Company entered into an agreement with GCA Strategic Investment Fund Limited to sell 1,750 shares of its Series A Convertible Preferred Stock, which value is $1,750,000 subject to the conditions of a Securities Purchase Agreement, and issued a warrant convertible into 358,000 shares of common stock at $1.88 per share which expires on April 8, 2009. Net proceeds of $1,662,500 have been received and used to pay down debt, and for additional working capital.  The Company has a commitment letter from GCA Strategic Investment Fund Limited pursuant to which the Company can put shares of its Series A Convertible Preferred Stock for up to an aggregate amount of $1,250,000 on or before March 31, 2005.  The Company has not exercised its rights under this commitment letter.

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

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

On April 8, 2004, the Company filed a Certificate of Designation with the Secretary of State of Delaware creating 3,000 shares of Series A Convertible Preferred Stock. The Company issued 1,750 shares of the Series A Convertible Preferred Stock and has reserved the remaining 1,250 shares. The holders of the shares of Series A Preferred Stock have certain dividend, liquidation and redemption rights in additional to the rights of the holders of common stock. The shares of Series A Preferred Stock are convertible into shares of common stock and upon a conversion the current common stock holders’ interest in the Company would be diluted.

Item 3.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2004, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P., pursuant to which the Company may issue shares of common stock for up to $10,000,000 according to a formula contained in the Investment Agreement. This transaction was exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, because Dutchess is an accredited investor experienced in investments of this type. The Company has not drawn any funds of the Equity Line and canceled the agreement on August 2, 2004.

On April 8, 2004, the Company entered into a Subscription and Securities Purchase Agreement with GCA Strategic Investment Fund pursuant to which the Company issued 1,750 shares of its Series A Convertible Preferred Stock and warrants to purchase 358,000 shares of common stock to GCA Strategic Investment Fund for $1.75 million. The warrant price is $1.88 and expires on April 8, 2009. This transaction was exempt from registration requirements under Section 506 of Regulation D of the Securities Act of 1933 because GCA Strategic Investment Fund is an accredited investor experienced in investments of this type.  Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, by dividing One Thousand ($1,000) by the market price of the common stock The Company has a commitment letter from GCA Strategic Investment Fund Limited pursuant to which the Company can put shares of its Series A Convertible Preferred Stock for up to an aggregate amount of $1,250,000 on or before March 31, 2005.  The Company has not exercised its rights under this commitment letter.

Item 6.   Exhibits and Reports on Form 8-K

 (a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Investment Agreement between Next, Inc. and Dutchess Private Equities Fund, L.P. dated March 10, 2004. (2)
10.2	Subscription and Securities Purchase Agreement between Next, Inc. and GCA Strategic Investment Fund Limited dated April 8, 2004. (3)
10.3	Common Stock Purchase Warrant for 308,000 shares of common stock issued by Next, Inc. and GCA Strategic Investment Fund Limited dated April 8, 2004. (4)
10.4	Amended and Restated Credit Agreement with National City Bank of Indiana. (5)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certifications.
_______________________

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

(3)

Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(4)

Incorporated by reference from Exhibit 10.15 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(5)

Incorporated by reference from Exhibit 10.4 to the registrant’s Form 10-QSB for the quarter ended May 31, 2004.

(b)

Reports of Form 8-K

(1) A report on Form 8-K dated July 14, 2004, reporting the issuance of a press release dated July 14, 2004.

(2) A report on Form 8-K dated September 17, 2004, reporting the issuance of a press release dated August 2, 2004.

(3) A report on Form 8-K dated September 17, 2004, disclosing a management presentation of Next, Inc. to be made to various financial institutions.

(4) A report on Form 8-K dated September 15, 2004 announcing that Next. Inc. has signed a letter of intent with Choice International, Inc. to acquire Choice International, Inc. and reporting the issuance of a press release regarding the proposed transaction.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

October 8, 2004

By:  /s/ William B. Hensley

Chief Executive Officer

By:  /s/ Charles L.Thompson

Chief Financial Officer and

Principal Accounting officer

EXHIBIT INDEX

(a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Investment Agreement between Next, Inc. and Dutchess Private Equities Fund, L.P. dated March 10, 2004. (2)
10.2	Subscription and Securities Purchase Agreement between Next, Inc. and GCA Strategic Investment Fund Limited dated April 8, 2004. (3)
10.3	Common Stock Purchase Warrant for 308,000 shares of common stock issued by Next, Inc. and GCA Strategic Investment Fund Limited dated April 8, 2004. (4)
10.4	Amended and Restated Credit Agreement with National City Bank of Indiana. (5)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certifications.
_______________________

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

(3)

Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(4)

Incorporated by reference from Exhibit 10.15 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(5)

Incorporated by reference from Exhibit 10.4 to the registrant’s Form 10-QSB for the quarter ended May 31, 2004.