Form 10-K
period 2004-11-30
NEXT INC/TN
filed 2005-02-11
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenue for the fiscal year ended November 30, 2004 was $21,518,753.

As of February 10, 2005 the aggregate market value of the Company’s common stock was approximately US $ 14,424,429 which value, solely for the purposes of this calculation, excludes common stock held by the Company’s affiliates, including major shareholders, officers, and directors. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of shares of the Issuer’s common stock issued and outstanding as of February 10, 2005 was 18,586,286.

FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words “believe,” “are of the opinion that,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

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

NEXT, INC.

PART I

ITEM 1.

BUSINESS

BUSINESS DEVELOPMENT. Next, Inc., a Delaware corporation, was formed January 2, 1987. It has five wholly owned operating subsidiaries: (i) Next Marketing Inc., a Delaware corporation (“Next Marketing”), (ii) Blue Sky Graphics, Inc., a Delaware corporation (“Blue Sky”), (iii) CMJ Ventures, Inc., a Florida corporation (“CMJ”), (iv) Lil’ Fan, Inc., a Delaware corporation (“Lil’ Fan”), and (v) Choice International Inc., a Delaware corporation (“Choice”). All references herein to the “Company,” “we,” “us,” “our” or “Next” refer to Next, Inc. and its subsidiaries.

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

The Subsidiaries. Blue Sky and Next Marketing became indirect subsidiaries of the Company at the time of the Exchange and on December 27, 2002, following the merger between Sporting Magic, Inc. and Next, Inc., became wholly owned subsidiaries of the Company. Blue Sky and Next Marketing (and their respective predecessors) have been in existence since 1989 and 1997, respectively, and were prior to the Exchange owned and controlled by two of the Company’s principal stockholders. CMJ became a subsidiary of the Company on June 1, 2002 pursuant to the terms of an Agreement and Plan of Merger dated as of March 1, 2002, as amended on May 16, 2002 and May 15, 2003. On July 31, 2003, the Company acquired substantially all of the assets of Lil’ Fan, Inc., the right to sell all items previously sold by Stan Howard & Associates, and Stan Howard & Associates, Inc. through a subsidiary that is now Lil’ Fan. On October 31, 2004, the Company acquired substantially all of the assets of Choice, the right to purchase goods through an international source, and the right to sell all items through a customer base previously sold by the principals through a subsidiary that is now Choice.

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

The Company’s licensed and proprietary products include the following:

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, and Campus Traditions USA™ line for most major colleges and universities in the U.S.;

▪

Licensing agreements with Chevy®, Pontiac®, Hummer®, Cadillac®, Dodge®, GMC®, Chrysler®, Plymouth® , Jeep® and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network, and automotive venue markets;

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others;

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, Professional Bull Riders, James Dean 50th commemorative anniversary, the 3 Stooges, and Fellowship of Christian Athletics.

The Company is continually reviewing additional licensing programs and proprietary designs to further expand its licensing program and proprietary design portfolio.

OPERATIONS. The Company is one of the larger companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•

High quality, cost effective imprinted sportswear. Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of costing, and effectively sourcing its products from international suppliers. The Company’s facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as: (a) for customized imprinted sportswear that, due to the uniqueness of the product, is not suited for the standardized long runs of offshore production, (b) for “hot market” reorders of just-in-time inventory such as for major sporting events, and (c) for demand that exceeds forecasts leading to the need for quick replenishment orders. The Wabash facility, with the capability to produce both imprinted and embroidered products, was organized by industry experts incorporating a sophisticated inventory management system with emphasis on automation of the manufacturing process effort, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to reduce costs, shorten delivery time and enhance quality control of our products.

•

Excellent design and merchandising staff. We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment and consistency in our product variety and offers our customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less than the industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead-time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.  In 2004, key suppliers included DZ Trading, Inc. and Choice Apparel, Inc.

•

Upscale brand identity. The Company offers a style of products that is built on quality and strong imagery. Our marketing themes revolve around college and university brands, motor sports, outdoor lifestyle, motorcycle biking, fishing, water sports, and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the retail level with specialized planograms and displays that present our lines as distinctive collections. The Company’s target is an upscale consumer in casual settings, college and sporting activities, or relaxed weekend environments. We believe that our consumers are seeking a refined level of product quality and distinctiveness, and our designs, manufacturing standards and marketing are structured accordingly.

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

This comprehensive information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2004, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

COMPETITION. The promotional products and imprinted sportswear industry is highly competitive. Dun and Bradstreet estimates that there are over 19,000 promotional product companies in North America. According to Promotional Products Association International, the top 40 companies’ sales represented $3.2 billion or less than one-fifth of the industry’s total sales of $16.3 billion in 2003, which is the most current data available. Our primary distribution channels are highly fragmented with substantial competition from other distributors of promotional products. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which Management believes enhance the Company’s brands.

CUSTOMER BASE. During the past three years, the Company has made a concerted effort to expand its customer base. As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains to specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program will be evident in fiscal year 2005 and beyond. The following represent a cross section of the Company’s larger customers segregated by distribution channel:

National Retail Merchants:	Goody’s, Kohl’s, Sears, K-Mart, Dillard’s, J.C. Penney, Belk, Bon-Ton, Federated Dept Stores
Specialty Retailers:	Dollar General, Sam’s Wholesale Club, Value City
Sporting Goods Chains:	Sports Fan, MC Sports, Gart’s Sports, Delaware North Companies, Academy, Football Fanatics, Scheels Sports
Corporate Accounts and College Book Stores:	Nebraska Book Company, Barnes & Noble, Jawhawk Spirit, Husker Hounds, Love’s Country Stores
Food & Drug Chains:	Kroger’s, Mini Mart, Stay Mart
Motor Sports:	Dodge, Pontiac, Chevy, GMC, Ford, Chrysler, Plymouth, Jeep dealer networks, and Motorcycle Dealers, Gift Shops
E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industries in which the Company competes are highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that include the following:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas.  According to statistics from the International Licensing Industry Merchandisers’ Association, licensing revenue from collegiate licensed products increased 11.5% from 2002 to 2003.  Similarly, licensing revenue from sports licensed products increased 5.7% over the same period.  These two types of licenses make up a large percentage of the Company’s sales base.  The Company is constantly working to expand its licensing program to take gain an advantage in the competitive licensed imprint sportswear business.

E-Commerce. The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; and www.americanbiker.net™, www.americanwildlifeusa.com™. Another recent addition includes a corporate website, www.nextinc.net ,which gives information to the general public about the Company.

Increased Marketing of the Company’s Proprietary Designs. The Company has developed several proprietary designs that Management believes will increase its penetration into existing customer base and broaden its product offering to new accounts. The proprietary designs cover a broad spectrum of themes such as: American Wildlife® (outdoor activities) , American Biker® (motorcycles), Cadre Athletic®  and Campus Traditions USA™  (college and athletics), among others.

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

According to Promotional Products Association International (“PPAI”), a trade organization for the promotional products industry, the industry has experienced exceptional growth over the last ten years growing in sales from $6.2 billion in 1993 to $16.3 billion in 2003, which is the most current data available. Dun and Bradstreet estimates that there are over 19,000 promotional product companies in North America.

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

SUPPLIERS. The Company sources a significant portion of its products with international suppliers. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.  In 2004, key suppliers included DZ Trading, Inc. and Choice Apparel, Inc.

EMPLOYEES. As of January 29, 2005, the Company had one hundred thirty one employees. We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND REFINANCING. Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated October  31, 2004 by and among Choice Acquisition Corporation (a wholly owned subsidiary of the Company), Choice International, Inc. (“Choice”), Mark Scyphers and William Steele, the Company, through a subsidiary, acquired all of the assets of Choice and the right to sell all items previously sold by the principals. Choice’s customers, distribution networks, and purchasing channels, diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to show strong growth. The Company, during fiscal 2004, fully integrated the operations of Choice into the operating facility located in Wabash, Indiana (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this document).

On January 20, 2004, the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans have a 4% and 6% interest rates and maturity dates of January 20, 2006 and 2005, respectively. In April of 2004 the First Federal note of $500,000 was paid off out of the proceeds of the equity infusion by GCA Strategic Investment Fund Limited, described below.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of $1,471,498, from the Preferred Stock which was utilized for working capital and debt reduction. The Company has registered these shares but will not receive proceeds related to the sale of the common stock securities. The Company also issued a Preferred Stock Warrant to GCA to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one year period which will expire on March 31, 2005. The Company has no plans to exercise this additional commitment.

On April 15, 2004, the Company entered into a credit agreement with National City Bank for an $8,000,000 revolving credit facility agreement which matures on April 1, 2006. Under the National City agreement the Company may draw up to the sum of 85% of eligible accounts receivable, as defined, and 60% of eligible raw materials and finished goods inventory. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (5.00% was the published rate at November 30, 2004) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s CEO and CFO collateralize the borrowings under the facility. The credit agreement with National City replaces the former lender, LaSalle Business Credit, LLC and increases the Company’s borrowing base formula, reduces expenses, and extends the maturity date by one year.

On July 23, 2004, the Company entered into a new loan with First Federal Saving Bank for certain production equipment in the amount of $276,500 bearing interest at 6.5%. Principal and interest payments are made monthly and the loan matures November 2, 2009.

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, Next issued to Bonanza, 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

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

Business Developments in 2004.  On April 15, 2004, the Company announced a licensing agreement with James Dean, Inc. whereby Next will utilize the name, image and trademarks of James Dean in an exciting, new branded apparel offering.  From commemorative programs and recognition events coordinated through city officials, to historic preservation efforts, to co-branding programs with James Dean and some of the most prestigious brands in the world, the 50th Anniversary Celebration of the death of this cultural icon promises to be a major media and publicity event.

On July 20, 2004, the Company announced a licensing agreement with Professional Bull Riders (PBR).  PBR's licensed products are among the top selling licensed products at western retailers nationwide. The Company believes the consistency in demographics between PBR fans and the Company’s licensed automotive apparel line and our American Wildlife line will present great cross-selling opportunities.

On September 28, 2004, the Company announced a licensing agreement with DaimlerChrysler Corp.  The Company believes this rapidly growing product line will assist us in achieving our goal to minimize the seasonal aspect of the business, as automotive licensed products are less seasonal than collegiate licensed items.  Additionally, in October, 2004, the Company obtained a signed licensing agreement with C3 Entertainment, Inc. for The Three Stooges ®.  This license could provide the Company with more opportunities for non-seasonal sales and growth.

On October 21, 2004, the Collegiate Licensing Company (“CLC”) ranked the Company number fifteen of its collegiate sports wearable providers along with “major distributors” such as Nike USA®, and Champion®. CLC is the nation’s leading collegiate licensing and marketing representative in the nation.

On December 28, 2004, the Company announced a licensing agreement with The Fellowship of Christian Athletes (FCA). FCA just celebrated its 50th year in existence and their supporters are extremely loyal and growing dramatically in number.

RISK FACTORS

Risks Related To Our Business. In addition to the other information contained in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating the Company. The risks and uncertainties described below or elsewhere in this report are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business and operations. If any of the risks described below or elsewhere in this report materialize, the Company’s business, financial condition, operating results and cash flows could be materially affected. Stockholders or investors considering the purchase of shares of the Company’s common stock should carefully consider the following risk factors, in addition to the other information contained in this report.

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

Loss of Licenses. A substantial portion of the Company’s revenue is derived from its licensing program and Company owned brands. The Company is a party to numerous licensing agreements to utilize “branded” logos for its products. Licenses from colleges and universities comprise the greatest segment of the Company’s licenses and these licenses are grouped into master licenses. All of these master license arrangements have a duration of one to three years and may not contain automatic renewal options. Although the Company has had no difficulty renewing these license arrangements in the past and obtaining new licenses, there can be no assurance that the Company will be able to do so in the future. The loss of any one group of licenses or any master license may have a material adverse effect on the Company’s financial conditions and results of operations.

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

Dependence Upon Key Personnel. The Company depends to a significant degree on the continued contribution of key executive management and key operations and sales management. The loss of the services of one or more key executives could have a material adverse effect on the Company. The Company’s success also depends on its ability to attract and retain additional highly qualified management personnel to meet the needs of future expansion. Competition for these individuals is intense and they are often subject to offers from competing employers, some of whom may be better able to offer more lucrative compensation incentives than those offered by the Company. Although most of the Company’s key employees have been with the Company for an extended period of time, there can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company’s key executive management, senior operational, finance and sales management personnel have entered into written employment contracts with the Company.

Dependence On Non-U.S. Suppliers. The Company sources a significant amount of its products from international suppliers.  Relationships with foreign suppliers present a greater risk of disruption due to political and economic instability than relationships with domestic suppliers.  Although the majority of the products used by the Company are available from multiple sources both domestically and internationally, any disruption in availability of products and services from these foreign suppliers could lead to increases in the Company’s product costs. The Company believes it can locate alternative products from several supplier sources to obtain the quality, cost and delivery standards if a disruption in international sources should occur.

Dependence Upon Key Customers. Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. During the past three years the Company has made a concerted effort to expand its customer base. The acquisition of CMJ Ventures, Inc. (“CMJ”), which sells to over five hundred specialty retailers, and the introduction of major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 9,000 auto dealers are two components of this expansion. The acquisition of Lil’ Fan, Inc (“Lil’ Fan”) also expanded the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers are complementary to the Company and do not overlap with existing customers. The acquisition of Choice International, Inc further expands the customer base into a private label distribution network  As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national and large regional chains to specialty retailers, corporate accounts, college book stores, motor sports, souvenir, golf and gift shops. If the Company is unable to sustain this expansion of its customer base or if it is unable to maintain its customer base it could have a negative impact on its financial condition and results of operations.

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

Limited Trading Market For Common Stock. The Company’s common stock is quoted on the National Association of Securities Dealers’ OTC Bulletin Board. There may be a limited trading market for the common stock.

Volatility Of Common Stock’s Market Price. The market price of the common stock is more volatile than the price of common stock of more established companies, because of the limited number of shareholders and the low volume of trading.  In addition, the price is subject to a variety of factors, including the business environment; the operating results of companies in the industries we serve; future announcements concerning the Company’s business or that of its competitors or customers; the introduction of new products or changes in product pricing policies by the Company or its competitors; litigation matters; changes in analysts’ earnings statements; developments in the financial markets; quarterly operating results; and perceived dilution from stock issuances for acquisitions and other transactions. Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our common stock.

Additional Shares. The Board of Directors has the authority to issue, without further action by the stockholders, up to 9,998,250 additional shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series.  The Company has already issued 1,750 shares of Series A Preferred Stock, of which 204 shares remain outstanding.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock.

ITEM 2.

 DESCRIPTION OF PROPERTY

The Company’s executive office is located in leased office space in Chattanooga, Tennessee, under a lease for approximately 2,000 square feet that expires in 2007. The Company also leases approximately 3,000 square feet sales office in Noblesville, Indiana, under a lease, which expires in 2006, and an approximately 1,500 square feet sales office in Lexington, SC, under a lease that expires in 2007. The total lease cost for all three facilities is $5,350 per month. The Company rents warehouse space in Wabash, Indiana that is not subject to a lease agreement which amounted to $93,000 in 2004.The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (the “Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition. Management believes that its existing owned and leased facilities are adequate to meet the Company’s needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder meeting on October 26, 2004. At the annual meeting, the stockholders voted upon the election of four directors, the ratification of the appointment of the Company’s independent auditors, Tauber & Balser, P.C, authorization to reserve 1,000,000 shares of common stock to the Company Stock Option Plan, and a proposal to adopt the Amended and Restated bylaws of Next, Inc. The votes were cast as follows:

Directors	For		Against	Withheld	Abstentions
Ronald J. Metz	15,560,211		0	55,608	0
G. Michael Cross	15,560,211		0	55,608	0
Salvatore Geraci	15,560,211		0	55,608	0
William B. Hensley III	15,560,211		0	55,608	0

Ratification of Independent Auditors	For		Against	Withheld	Abstentions
Tauber & Balser, P.C.	15,186,841		34,570	0	404,408

Adopt Amended and Restated	For		Against	Withheld	Abstentions
Bylaws of Next, Inc.	15,564,087		61,694	0	38

Authorize Reservation of 1,000,000 common shares	For	Against	Withheld	Abstentions	Broker Non-Votes
Next, Inc. Stock Option Plan	10,285,378	621,948	0	768	4,338,997

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Low	High
2005 Fiscal Year
First Quarter (through February 8, 2005)	$ 1.40	$ 1.67
2004 Fiscal Year
First Quarter	$ 1.02	$ 1.55
Second Quarter	$ 1.20	$ 1.90
Third Quarter	$ 1.23	$ 1.60
Fourth Quarter	$ 1.30	$ 1.68
2003 Fiscal Year
First Quarter	$ 0.11	$ 0.75
Second Quarter	$ 0.12	$ 0.55
Third Quarter	$ 0.48	$ 1.26
Fourth Quarter	$ 0.71	$ 1.82

As of February 10, 2005, there were approximately 1,432 holders of record of our common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that the Company will pay cash dividends in the foreseeable future.  The Company has a covenant in the loan agreement with its primary lender that stipulates it cannot pay dividends on common stock.  However, the Company is required to pay a 2% dividend on all Preferred stock outstanding; in 2004 $13,396 was paid in additional shares of common stock, and $2,319 was paid in cash.

On October 31, 2004, the Company issued 100,000 shares of common stock, with up to an additional 450,000 shares to be issued on a deferred basis pursuant to an earn-out and $200,000 in cash as consideration for the assets of Choice International, Inc.  The shares were issued to the shareholders of Choice International, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The transaction was negotiated with the shareholders, who were a small group of sophisticated investors knowledgeable about the Company.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words “believe”, “anticipate, “estimate”, “expect”, “are of the opinion that” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 “Risk Factors” above, the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses, carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

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

In assessing the Company’s performance, Management focuses on (a) increasing revenues primarily through enhancing it’s licensing programs and (b) protecting such revenues by diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily by internal cost controls and through purchases of raw materials outside the United States at lower costs than available domestically. Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

RESULTS OF OPERATIONS. The following table sets forth certain items in the Company’s consolidated statement of operations for the years ended November 30, 2003, and 2004, respectively. The results of operations for 2004 include the revenues of Choice International of $103,296 from October 31, 2004, the date of its acquisition.  Choice International was a newly formed corporation and had no previous operating results (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this report). These statements should be read in conjunction with the audited financial statements of the Company contained elsewhere in this Form 10-KSB.

	November 30,
	2003	2004
Net sales	$ 20,873,989	$ 21,518,753
Cost of sales	14,461,801	14,892,346
Gross profit	6,412,188	6,626,407
Operating and other expenses:
General and administrative expense	2,210,045	2,241,108
Royalty and commission expense	2,211,593	2,680,462
Corporate expense	1,062,764	1,026,774
Interest expense	455,839	493,588
Other expense	10,764	601,350
Total operating and other expense	5,951,005	7,043,282
Income (loss) before income taxes	461,183	(416,875)
Provision for (benefit of) income taxes	182,356	(136,085)
Net income (loss)	$ 278,827	$ (280,790)

NET SALES.  Net sales increased 3.1% to $21,518,753 for 2004 from $20,873,989 for 2003.  The growth in sales is primarily attributable to increased sales volume from existing customers and new customers resulting in a net increase of $644,764.  Choice International customers from the date of acquisition generated an additional $103,296 of sales in 2004.

COST OF SALES. Cost of sales was $14,892,346 or 69.2% of the Company’s net sales for 2004 compared to $14,461,801 or 69.2% for 2003.

OPERATING AND OTHER EXPENSES. General and administrative expenses were $2,241,108 (10.4% of net sales) for 2004 compared to $2,210,045 (10.6% of net sales) for 2003. General and administrative expenses increased by $31,063 or 1.4%, which was primarily related to cost added as a result of the Lil’ Fan and Choice International operating entities.

Royalty fees associated with licensing agreements was $1,614,481 or 7.5% of sales in 2004 and $1,232,936 or 5.9% of sales in 2003. The increase in fees is the result of a higher percentage of our sales that are licensed products, which is the Company’s primary sales and marketing focus. Commission expenses were $1,065,981 or 5.0% of sales in 2004, and $978,657 or 4.7% in 2003, which increased primarily due to more external sales personnel, who are commission based.

Corporate expense consists of full-time personnel, legal services, accounting fees, and investment professionals. While these services have resulted in significant costs during the current period, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification. Fiscal year 2004 expenses were $1,026,774, however expenses for 2003 were $1,062,764, for a decrease of $35,990 or 3.4%.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $493,588 for 2004, compared to $455,839 for 2003. The primary reasons for the increase in interest expense were the higher interest rate on the average borrowings of the revolving credit facility and a higher average debt balance for the year.

Other expenses include an unusual one-time write off of $640,000, offset by $38,650 of other income. The components of the unusual item relate to $501,000 of fees and expenses associated with the Company’s former bank, LaSalle Business Credit, LLC that was terminated on April 15, 2004. It also includes $139,000 of one-time legal fees related to a complaint filed against the former Chairman and CEO in the Southern District of New York that was dismissed on May 10, 2004.

PROVISION FOR INCOME TAXES. The Company recognized a tax benefit of $136,085 in 2004 which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition temporary differences. In 2003 the Company recognized a tax provision of $182,356.

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY. At November 30, 2004, working capital was $9,600,679, representing an increase of $2,974,684 from working capital at November 30, 2003, of $6,625,995. This increase in working capital was primarily due to the increase in receivables related to fourth quarter sales, and inventory expansion due to the increase in product lines.

Liquidity and Capital Resources. The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and promissory notes issued by First Federal Savings Bank. On April 15, 2004, the Company renegotiated its working capital facility with National City Bank to replace LaSalle Business Credit with an $8,000,000 credit facility.  The Company reduced its interest, fees, and  extended the term to April 1, 2006. At November 30, 2004, $6,907,787 of the credit facility had been drawn upon. The Company amended the credit facility on October 20, 2004 for 90 days to increase the line to $9,000,000 due to higher fourth quarter sales. The amendment was voluntary terminated on December 7, 2004. The National City credit facility is governed by various financial covenants, all of which are in compliance as of the date of this report. In addition the agreement provides for monthly payment of interest of .25% over a nationally published prime rate (5% at November 30, 2004). The First Federal Savings Bank Promissory Notes consist of one principal loan in the amount of $2,800,000 payable in monthly installments of $26,000 of principal and interest with a balloon payment of $2,647,805 due January 16, 2006.

On January 20, 2004 the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be re-paid out of future equity transactions. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005 respectively. On April 8, 2004 the note to First Federal was paid from proceeds of the equity infusion from GCA Strategic Investment Fund.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of $1,471,498, from the Preferred Stock which was utilized for working capital and debt reduction. The Company has registered these shares but will not receive proceeds related to the sale of the common stock securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one year period which will expire on March 31, 2005. The Company has no plans to exercise this additional commitment.

On July 19, 2004 the Company entered into a note with First Federal for certain production equipment in the amount of $276,500 with an interest rate of 6.5% which matures November 2, 2009. The monthly principal and interest payment is $5,421.

Subsequent to the Company’s fiscal year end, on January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, Next issued to Bonanza, 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

Seasonality of sales affects the company’s liquidity and profitability as the majority of sales are booked in the third and fourth quarters of the fiscal year. In 2004 and 2003 approximately 64.1% and 57.7% respectively, represent the combined third and fourth quarter sales as a percentage of total sales. This trend is in large part is due to the college licensed products lines which are sold to major retail customers that occur in these periods.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for 2004 was $2,644,114 as compared to $1,005,294 for 2003. The increase in cash used resulted primarily from increased working capital utilization and losses from operations.

Cash used for investing activities was $762,170 for 2004, compared to $879,651 for 2003. The Company’s investing activities during these periods was primarily the purchase of new equipment, acquisition cost, and expenses related to intangible assets.

Net cash provided by financing activities was $3,122,070 for 2004, compared to $2,027,035 for 2003. The increase of $1,095,035 was primarily related to proceeds from issuance of preferred stock for cash, net of cash paid for the investment transaction.

The following table represents the contractual commitments of the Company as of November 30, 2004:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Revolving Credit Facility	$ 6,907,787	$ —	$ 6,907,787	$ —	$ —
Long-Term Debt	3,704,510	235,236	3,248,096	109,483	111,695
Capital Lease Obligations	22,403	17,535	4,868	—	—
Operating Leases	161,900	64,200	95,900	1,800	—
Total Contractual Cash Obligations	$ 10,796,600	$ 316,971	$ 10,256,651	$ 111,283	$ 111,695

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, AND NEW PRONOUNCEMENTS. Our significant accounting policies are described in NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to our financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company’s financial statements. In assessing the recoverability of our investment in CMJ Ventures Inc., Lil Fan, Inc., Choice International, and other intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such asset not previously recorded.

Other Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.  The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending February 28, 2006.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a)(2) of this report.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The following table sets forth the name, age, positions, and offices or employments as of February 11, 2005, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
William B. Hensley III	55	Director, President and Chief Executive Officer
Charles L. Thompson	53	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David C. Gleason	44	Executive Vice President Operations, Blue Sky Graphics
Salvatore Geraci	58	Director
Ronald Metz	46	Chairman and Director
G. Michael Cross	56	Director

William B. Hensley III, President and Chief Executive Officer. Mr. Hensley has served as a Director of the Company and as its Chief Operating Officer since February 2002 and as President of the Company since September 2002. Mr. Hensley had served as Chief Executive Officer since November 24, 2003. Between 1989 and 1997, respectively, and 2001, Mr. Hensley was a principal owner and executive officer of Blue Sky and Next Marketing.

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

David Gleason, Executive Vice President Operations, Blue Sky Graphics. Mr. Gleason has been Vice President of Operations of the Company and its predecessor since January 30, 1997.

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

G. Michael Cross. Mr. Cross has been a Director of the Company since February 2002. Since August 2002, Mr. Cross has served as an investor consultant at Van Hedge Fund Advisors International, Inc. From 2000 to 2004, Mr. Cross was the director of business development for Wealth Port, Inc., an Internet financial services company. From 1997 to 1999, Mr. Cross was a business consultant for CAO, LLC, a regional consulting firm.

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

Compliance with Section 16(a) of the Exchange Act. David Gleason, Executive Vice President Operations, unintentionally failed to timely file a Form 3 and a Form 4 with respect to options granted to him on February 1, 2002, June 6, 2003, and December 17, 2004.  Also, options granted to Charles L. Thompson, Chief Financial Officer, on December 17, 2004 were not reported on a timely basis.  The filings were made upon discovery of the failure to file.  Based on representations from directors and officers, the Company does not believe there were any other failures to timely file any reports under Section 16(a) of the Exchange Act.

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

	Annual Compensation				Long Term Compensation
				Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Comp. ($)
William B. Hensley, CEO, President, COO	2003 2004	$ 82,500 $ 90,000	— —	$ 9,000 $ 9,000	— —	— —	— —	— —
Charles L. Thompson, EVP & CFO	2003 2004	$ 106,664 $ 106,661	— —	$ 12,000 $ 12,000	— —	— —	— —	— —
David Gleason, EVP - Operations	2003 2004	$ 115,000 $ 110,000	— $ 2,500	$ 9,000 $ 9,000	— —	50,000 —	— —	— —

(1)

Automobile allowance

Option/SAR Grants in 2004. No stock options were issued to the named executive officers during the fiscal year ended November 30, 2004.

Compensation of Directors.  As compensation for their services as members of the Board of Directors, the Company issued each independent Board member stock options to purchase 30,000 shares, and the independent Board chairman 75,000 shares of common stock at an exercise price of $1.07 per share in December of 2003.  These options are exercisable in full commencing December 15, 2005, and expire December 15, 2008. The outside Directors are also paid a fee of $1,250 per quarter or $5,000 per year. Of the four directors of the Board, the Board has determined that three directors are independent under the requirements of Rule 10A-3 under the Exchange Act. The board member who is an executive of the Company receives no additional compensation in excess of his management remuneration.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock as of February 11, 2005, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s Directors and Executive Officers (see Part III, Item 10, above) and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage Owned
Dan F. Cooke (a)	3,000,000	16.1%
The William B. III and Cindy S. Hensley Family Limited Partnership (b)	2,920,000	15.7%
Bonanza Master Fund, Ltd.	2,000,000	10.8%
Charles L. Thompson (c)	1,050,000	5.6%
David C. Gleason (d)	100,000.5%
Salvatore Geraci (d)	40,000.2%
Ronald J. Metz (d)	40,000.2%
G. Michael Cross (d)	40,000.2%
All officers and directors as a group (6 persons)	4,190,000	22.5%

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

(d)

Based on the number of options vested for these respective individuals.

All shares are held directly. No options, warrants or other stock rights have been issued by the Company to the officers other than as disclosed above. See Part III, Item 10, Executive Compensation for options issued to directors.

Equity Compensation Plan Information. The following table represents all stock options that have been issued by the Company through February 11, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders:	863,000(1)	$ 0.89	820,000
Total:	863,000	$ 0.89	820,000

(1)

Represents 181,000 options issued prior to the Exchange pursuant to the 2001 Stock Option Plan (the “Plan”) of Next, Inc. Upon consummation of the Exchange, the Company assumed the Plan and all preexisting options granted thereunder. Pursuant to the terms of the Plan, any previously granted options to acquire shares of common stock were replaced with options to acquire shares of the Company’s common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2004 the Company entered into a subordinated loan agreement with Next Investors, LLC for $400,000. Next Investors, LLC is comprised of certain members of management and a significant stockholder, those individuals being William B. Hensley, III CEO, Charles L. Thompson CFO, and Dan F. Cooke, stockholder. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loan has a 4% interest rate and maturity date of January 2006.

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

2.8	Asset Purchase Agreement dated to be effective as of October 31, 2004 by and among Choice Acquisition Company and Choice International, Inc., Mark Scyphers and Bill Steele (8)
3.1	Certificate of Incorporation of Next, Inc. (9)
3.2	Amended and Restated Bylaws of the registrant.
10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (11)
10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (11)
10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (11)
10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson. (121)
10.5	Securities Purchase Agreement dated July 9, 2003. (13)
10.6	Form of Warrant dated July 9, 2003. (14)
10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (15)
10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (16)
10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (17)
10.10	Lock-Up Agreement dated April 15, 2003, between Sean Garber and Next, Inc. (18)
10.11	Lock-Up Agreement dated April 15, 2003, between Mark Carter and Next, Inc. (19)
10.12	Employment Agreement dated to be effective December 1, 2003, with William B. Hensley III. (20)
10.13	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein.
10.14	Form of Warrant dated January 25, 2005.
10.15	Investment Agreement dated March 10, 2004. (21)
10.16	Subscription and Securities Purchase Agreement dated April 8, 2004. (22)
10.17	Common Stock Purchase Warrant dated April 8, 2004. (23)
10.18	Amended and Restated Credit Agreement dated April 15, 2004. (24)
10.19

Termination of Lock-Up Agreements dated to be effective April 30, 2004, by and among Next, Inc., Charles L. Thompson, The William B. III and Cindy S. Hensley Family Limited Partnership, and Dan F. Cooke

14.1	Code of Ethics (25)
21.1	Subsidiaries
23.1	Consent of Tauber & Balser, P.C.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

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

(8)

Incorporated by reference from Exhibit 2.1 to the registrant’s Form 8-K dated November 5, 2004.

(9)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(10)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004

(11)

Incorporated by reference from the exhibit of same number to the registrant’s Form 10-KSB for the fiscal year ended November 30, 2002.

(12)

Incorporated by reference from Exhibit 10.3 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.

(13)

Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated July 11, 2003.

(14)

Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.

(15)

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

(20)

Incorporated by reference from Exhibit 10.12 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.

(21)

Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(22)

Incorporated by reference from Exhibit 10.13 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(23)

Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(24)

Incorporated by reference from Exhibit 10.4 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2004.

(25)

Incorporated by reference from Exhibit 14.1 of the registrant’s Form 10-KSB Annual Report for the year ended November 30, 2003.

(c)

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2004:

(1)

Form 8-K, dated September 17, 2004, reporting a management presentation on the upcoming fiscal year budget

(2)

Form 8-K, dated September 21, 2004, reporting the issuance of a press release reporting the proposed acquisition of Choice International, Inc.

(3)

Form 8-K, dated October 6, 2004, reporting the issuance of a press release reporting earnings results for the third quarter ending August 31, 2004

(4)

Form 8-K, dated October 8, 2004, reporting the issuance of a press release concerning an interview with the Company’s Chief Executive Officer

(5)

Form 8-K, dated November 8, 2004, reporting the issuance of a press release and the acquisition of Choice International, Inc.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Tauber & Balser, P.C. for the audit of the Company’s annual financial statements for the fiscal years ended November 30, 2003 and November 30, 2004, and fees billed for other services rendered by Tauber & Balser, P.C. during the respective periods.

Type of Fees	2003	2004
Audit Fees (1)	$ 65,000	$ 69,977
Audit Related Fees (2)	$ 92,803	$ 12,879
Tax Fees (3)	—	—
All Other Fees (4)	$ 8,645	$ 6,190
Total	$ 166,448	$ 89,046

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheet of NEXT, INC. AND SUBSIDIARIES (the “Company”) as of November 30 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXT, INC. AND SUBSIDIARIES as of November 30, 2004, and the consolidated results of their operations and their cash flows for the years ended November 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tauber & Balser, P. C.

Atlanta, Georgia

January 7, 2005

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of November 30, 2004

Assets
Current assets:
Cash	$ 312,216
Accounts receivable, net of allowance for doubtful accounts of $23,756	5,136,310
Inventories	6,946,392
Prepaid expenses and other current assets	482,098
Deferred income taxes	538,221
Total current assets	13,415,237
Property, plant and equipment, net	2,262,474
Goodwill	4,350,749
Other assets, net	1,004,352
Total Assets	$ 21,032,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 2,745,847
Accrued expenses and other current liabilities	815,940
Short-term debt and current maturities	252,771
Total current liabilities	3,814,558
Long-term debt, less current maturities	10,381,929
Deferred income taxes	382,733
Other noncurrent liabilities	235,500
Total liabilities	14,814,720
Commitments and contingencies	—
Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, 204 issued and outstanding (liquidating preference $.001 per share)	—
Common stock, $.001 par value; 50,000,000 shares authorized, 16,297,286 shares issued and outstanding	16,298
Additional paid-in capital	4,772,241
Unearned compensation	(35,187)
Retained earnings	1,464,740
Total stockholders’ equity	6,218,092
Total Liabilities and Stockholders’ Equity	$ 21,032,812

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended November 30,

	2003	2004
Net sales	$ 20,873,989	$ 21,518,753
Cost of sales	14,461,801	14,892,346
Gross profit	6,412,188	6,626,407
Operating expenses -
General and administrative	2,210,045	2,241,108
Royalty and commission expense	2,211,593	2,680,462
Corporate expense	1,062,764	1,026,774
Total operating expense	5,484,402	5,948,344
Operating income	927,786	678,063
Interest expense	455,839	493,588
Other expense, net	10,764	601,350
Income (loss) before income taxes	461,183	(416,875)
Provision (benefit) for income taxes, deferred	182,356	(136,085)
Net income (loss)	$ 278,827	$ (280,790)
Beneficial conversion feature relating to series A convertible preferred stock		$ (197,120)
Net income (loss) per common share, basic	$ 0.02	$ (0.03)
Net income (loss) per common share, diluted	$ 0.02	$ (0.03)
Weighted average common shares outstanding, basic	12,158,305	14,735,769
Weighted average common shares outstanding, diluted	13,116,305	14,735,769

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 30, 2003 and 2004

Preferred Stock

Common Stock

	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Unearned Compensation	Retained Earnings	Total
Balance – December 1, 2002			11,001,837	$ 11,002	$ 1,267,971	$ (45,500)	$1,285,298	$ 2,518,771
Common stock issued to outside professionals for acquisition and other			2,180,824	2,180	1,056,300	(366,132)		692,348
Common stock and warrants issued for cash			750,000	750	519,882			520,632
Common stock issued for Lil’ Fan acquisition			212,000	212	206,068			206,280
Employee stock options issued					6,000	44,937		50,937
Net income							278,827	278,827
Balance – November 30, 2003	—	—	14,144,661	14,144	3,056,221	(366,695)	1,564,125	4,267,795
Common stock issued to outside professionals for acquisition, financings, and other			305,800	305	368,397	331,133		699,835
Cash paid to outside professionals for equity financing					(189,130)			(189,130)
Common stock issued for Lil’ Fan acquisition			64,000	65	89,936			90,001
Common stock issued for Choice Intl acquisition			100,000	100	152,900			153,000
Common stock issued for warrants			8,525	9	(9)
Preferred stock issued for cash	1,750	2			1,471,498			1,471,500
Preferred stock converted to common	(1,546)	(2)	1,361,300	1,362	(1,360)
Discount related to beneficial conversion of series A preferred stock					(197,120)		197,120
Employee stock options issued and amortization			313,000	313	7,512	375		8,200
Dividend – Preferred stock					13,396		(15,715)	(2,319)
Net loss							(280,790)	(280,790)
Balance – November 30, 2004	204	$ —	16,297,286	$ 16,298	$4,772,241	$ (35,187)	$ 1,464,740	$ 6,218,092

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended November 30,

	2003	2004
Cash flows from operating activities:
Net income (loss)	$ 278,827	$ (280,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	401,776	517,645
Non cash compensation	50,912	73,395
Non cash fees	84,441	322,309
Provision for bad debts	73,097	658
Provision (benefit) for deferred income taxes	182,356	(136,085)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(825,015)	(943,429)
Inventories	(1,016,974)	(2,075,099)
Prepaid expenses	45,331	(32,157)
Other current assets	(145,233)	(179,088)
Accounts payable	114,088	312,114
Accrued expenses and other current liabilities	(115,188)	(88,087)
Other non-current assets	(133,712)	(135,500)
Total adjustments	(1,284,121)	(2,363,324)
Net cash used in operating activities	(1,005,294)	(2,644,114)
Cash flows from investing activities:
Purchases of property, plant and equipment	(516,396)	(476,044)
Cash paid for acquisition	(100,000)	—
Cash received from acquisitions	25,914	—
Cash paid for intangible assets	(289,169)	(295,376)
Cash from proceeds on sale of assets	—	9,250
Net cash used in investing activities	(879,651)	(762,170)
Cash flows from financing activities:
Revolving credit facility, net	1,540,384	1,454,674
Proceeds from loans and notes payable, bank	737,504	1,185,320
Repayment of long-term debt, loans and notes payable, bank	(771,485)	(799,084)
Issuance of common stock and warrants	520,632	7,825
Cash paid for investment transactions	—	(198,166)
Issuance of preferred stock, net	—	1,471,501
Net cash provided by financing activities	2,027,035	3,122,070
Net increase (decrease) in cash	142,090	(284,214)
Cash, beginning of year	454,340	596,430
Cash, end of year	$ 596,430	$ 312,216
Supplemental Information:
Cash paid during the year for interest	$ 447,830	$ 468,967
Cash paid during the year for income taxes	$ 4,876	—
Non-cash Investing and Financing Activities:
Equity securities issued in connection with the acquisition of:
CMJ Ventures, Inc.	$ 136,052	—
Lil’ Fan, Inc.	$ 540,303	—
Choice International	—	$ 238,679
Equity securities issued for services	$ 523,573	$ 225,584
Equity securities issued in payment of note payable.	$ 35,280	$ 90,000
Refinancing of debt	$ 2,574,255	$ 4,602,010

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

Effective June 1, 2002, the Company acquired all of the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”). Effective July 31, 2003 the Company acquired the assets and certain liabilities of Lil’ Fan, Inc. Effective October 31, 2004 the Company acquired the assets of Choice International, Inc. (see Note 14 to Consolidated Financial Statements).

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is a sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs. The primary industries served by the Company are two interrelated industries, promotional products and imprinted sportswear throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Marketing, Inc., Blue Sky Graphics, Inc., CMJ Ventures, Inc., Lil’ Fan Inc., (from July 31, 2003, the date of its acquisition) and Choice International Inc. ,(from October 31, 2004, the date of acquisition). All significant intercompany balances and transactions have been eliminated. Certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of November 30, 2004 was $23,756.

Concentration of Credit Risk

During fiscal 2004 the Company has made a concerted effort to expand its customer base. As a result of this effort the Company has developed a large, diverse customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program has been successful. The Company’s customer base had been comprised primarily of national and regional mass merchandise and specialty retailers. During fiscal 2004 and 2003, approximately 15% ($3,083,468) and 23% ($4,882,788), respectively, of the net sales of the Company were to its largest customer. Sales to four other major customers approximated $8,982,428 (43%) in 2004 and $7,601,330 (35%) in 2003.  The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers is limited.  Such estimates could change in the future.  The Company’s accounts receivable are not collateralized.

In 2003, the Company began engaging itself in internet sales which approximated $549,767 in 2004 and $442,338 in 2003.

New Pronouncements

Recent pronouncements that potentially affect these or future financial statements include:

FASB Statement No. 123R – Share Based Payment

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.  The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending February 28, 2006.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets, current liabilities, and short-term debt approximate their fair values.  The carrying value of the long term credit facility approximates fair value because the interest rate on that facility adjusts periodically.  In addition, the note payable to Francis Slocum bank also approximates fair value based upon current interest rates available to the Company.  Management has not evaluated the fair value of the note payable to Next Investors because of the related party relationship with that organization.

Revenue Recognition

The Company recognizes revenue when the following conditions are met: persuasive evidence of an agreement exists, the product has been delivered and legal title and all risks of ownership have been transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenues are reduced for estimated product returns, allowances and price discounts based on past experience.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended November 30, 2004 and 2003, advertising costs were $44,381 and $57,999, respectively.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change in the next year are those assumptions used in determining the allowance for doubtful accounts receivable, which are based upon specific evaluation related to the aging of the customer accounts.

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2002.  Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SAFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted.  Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock options.  Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, using the Black-Scholes option-pricing model, the Company’s net income (loss) as reported of $278,827 in 2003 and ($280,790) in 2004 would be increased to the pro forma amounts indicated below:

	2003	2004
Net income (loss), as reported	$278,827	($280,790)

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(21,288)	(78,841)
Pro-forma net income (loss)	257,539	(359,631)

Net income (loss) per share
Basic-as reported	$0.02	($0.02)
Basic-pro-forma	$0.02	($0.02)

Diluted-as reported	$0.02	($0.02)
Diluted-pro-forma	$0.02	($0.02)

NOTE 3 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

Raw materials	$ 5,296,303
Finished products	1,650,089
Total	$ 6,946,392

Raw materials consist of blank garments that are purchased, not manufactured by the Company.

NOTE 4 – Income Taxes

Income taxes have been computed in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities and for operating loss carryforwards.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax asset and liabilities at November 30, 2004, are as follows:

Deferred tax assets:
Accounts receivable allowance	$ 9,502
Operating loss carryforwards	528,719
Total deferred tax assets	$ 538,221

Deferred tax liabilities:
Property, plant and equipment	$ 259,039
Goodwill and other intangibles	123,694
Total deferred tax liabilities	$ 382,733

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2003	2004
Tax benefit computed at maximum federal statutory rate	34%	(34)%
State income taxes, net of federal benefit	6%	1%
Income tax (benefit) expense – effective rate	40%	(33)%

At November 30, 2004, the Company had net tax operating loss carryforwards of approximately $1,322,000, which expire through 2024.  The Company has not yet filed its 2004 income tax return but estimates the portion of this loss carryforward resulting from 2004 operations to be approximately $496,000.

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Amount	Estimated useful lives
Land	$ 10,000
Building and building improvements	1,177,089	7-39 years
Machinery and equipment	2,163,032	3-20 years
Furniture and fixtures	552,005	3-10 years
Vehicles	104,149	5-10 years
Leasehold improvements	78,391	5 years
	4,084,666
Less: Accumulated depreciation	(1,985,921)
	2,098,745
Assets under capital lease obligations:
Machinery and equipment	45,700	5-20 years
Furniture and fixtures	258,034	5-10 years
	303,734
Less: Accumulated depreciation	(140,005)
	163,729
Property, Plant and Equipment, net	$ 2,262,474

Depreciation expense for the years ended November 30, 2004 and 2003 was $320,588 and $275,247 respectively.

NOTE 6 – Goodwill

The changes and carrying amount of goodwill are as follows:

Amount
Balance December 1, 2003	1,183,914
Goodwill acquired in CMJ acquisition	849,359
Goodwill acquired in Lil’ Fan acquisition	1,686,090
Balance November 30, 2003	3,719,363
Goodwill adjustment - Lil’ Fan acquisition	(33,513)
Goodwill acquired in Choice Intl acquisition	664,899
Balance November 30, 2004	$ 4,350,749

NOTE 7 – Other Assets

Other assets subject to amortization consist of the following:

	Amount	Estimated Useful Lives
Artwork	$ 755,064	5 years
Licensing agreements	192,365	3 years
Non-compete agreement	354,800	10 years
Customer list	50,000	10 years
	1,352,229
Less: accumulated amortization	(358,209)
Other assets, subject to amortization	994,020
Other assets, non amortizable	10,332
Other assets, net	$ 1,004,352

Amortization expense associated with these assets was $186,037 and $126,529 for year ended November 30, 2004 and 2003, respectively. Estimated amortization expense for each of the ensuing years through November 30, 2008 is $190,000 per year.

NOTE 8 – Short-Term Debt, Long-Term Debt and Capital Leases

Short-term and long-term debt consisted of the following:

	Short-term	Long-term
Revolving credit facility (a)	$ ----	$ 6,907,787
Notes payable (b)	235,236	3,469,274
Capital lease obligations (c)	17,535	4,868
Total	$ 252,771	$ 10,381,929

(a)

Revolving credit facility: The Company has an $8,000,000 revolving credit facility agreement with National City Bank, which expires on April 1, 2006. The Company may draw up to the sum of 85% of eligible accounts receivable, as defined, 60% of eligible raw materials and eligible finished goods inventory, as defined. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (5% was the published rate at November 30, 2004) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s CEO and CFO collateralize the borrowings under the facility. On October 20, 2004 the credit facility was amended to increase the line to $9,000,000 for a 90 day period, which was voluntarily terminated on December 7, 2004. The purpose of the increased line was to accommodate increased sales in the Company’s fourth quarter; the increase is collateralized by the receivables and personal guarantees of a significant stockholder and the Chief Financial Officer.

(b)

Notes payable: Notes payable consists of the following:

Notes payable – First Federal Savings Bank	$ 3,298,607
Note payable – Francis Slocum Bank	5,903
Other	400,000
3,704,510
Less: current maturities	235,236
Long-term notes payable	$ 3,469,274

The First Federal Savings Bank notes payable in their original amounts (“Federal Notes”) consisted of: a $3,000,000 note (interest at 6.5%, with monthly payments of principal and interest of $26,000, maturing January 15, 2006); a $225,500 note (interest at 7.0%, with monthly principal and interest of $3,417, maturing February 15, 2010); a $82,260 note (interest at 6.0%, with monthly payments of principal and interest of $1,666, maturing August 6, 2008;and a $276,500 note (interest at 6.5%), with monthly principal and interest of $5,421, maturing November 2, 2009. The Federal Notes are collateralized by the Company’s building, machinery and equipment and were personally guaranteed by certain of the Company’s officers and major shareholders.

The Frances Slocum Bank note payable consists of a $20,247 note (interest at 9% with monthly principal and interest payments of $422, maturing on February 5, 2006). A truck collateralizes the note.

Other notes consist of an unsecured subordinated note to Next Investors, LLC in the amount of $400,000, which accrues interest at 4% with no payment until it matures January 13, 2006 or an equity infusion.  Two officers of the Company are principal partners in Next Investors, LLC.

The following represents the maturity of notes payable of the Company as of November 30, 2004:

For the year ending November 30,	Amount
2005	$ 235,236
2006	3,140,889
2007	107,207
2008	109,483
2009	101,566
Thereafter	10,129
Total	$ 3,704,510

(c)

Capital lease obligations: The Company periodically acquires computers, embroidery, ticketing and packaging equipment under capital lease obligations. These obligations expire through April 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments (with implicit interest rates ranging from 8% to 21%) or the fair values of the assets. The net book value of the assets, $163,729 at November 30, 2004, is included in property, plant and equipment and is being depreciated over the estimated useful lives of the assets.

Minimum lease payments under capital leases are as follows:

2005	$ 19,940
2006	5,109
Total minimum lease payments	25,049
Amounts representing interest	(2,646)
Present value of minimum lease payments	$ 22,403

NOTE 9 – Stockholders’ Equity

In 2003 the Company issued 2,180,824 shares for professional services related to the following transactions: investment banking and legal services for the CMJ acquisition, 489,294 shares; investment banking services for the First Federal bank refinancing, 750,000 shares; investment banking services for the LaSalle financing (issuer of the prior revolving credit facility), 362,264 shares; investment banking services and marketing services for the Lil’ Fan acquisition, 379,266 shares; investment banking services related to investment capital infusion, 100,000 shares; and various legal services, 100,000 shares.

On July 9, 2003, the Company issued, pursuant to a Securities Purchase Agreement with certain investors, 750,000 shares of common stock at a price of $0.80 per share and warrants to purchase 375,000 shares of common stock at a price of $1.125 per share for a period of five years from the closing date. The net result of the above transaction was an increase in Stockholders’ Equity of $523,573 net of fees and expenses. The Company filed a registration statement under Form SB-2 to register 1,150,000 shares of common stock pursuant to the above transaction.

In 2004, the Company issued 305,800 shares for professional services related to the following activities: legal fees, 113,800 shares; investor relation services, 48,000 shares; acquisitions services 56,000 shares; and investment banking services, 88,000 shares. The Company issued 64,000 shares related to debt assumed from the Lil Fan acquisition.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds from the preferred stock of $1,471,500, which was utilized for working capital and debt reduction. The Company has registered these shares but will receive no proceeds related to the sale of the common stock securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of November 30, 2004 GCA Strategic Investment Fund Limited had converted 1,546 shares of Preferred Stock to 1,361,300 shares of  Common which leaves $204,000 of Preferred remaining. The Company also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one year period which will expire on March 31, 2005. The Company does not intend to exercise this additional commitment.

The issuance of the Series A Convertible Preferred Stock included a beneficial conversion feature in the total amount of $197,120, which represents the aggregate fair value at the issue date of the common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares.  This amount has been included in additional paid-in capital and is fully amortized in the current year using the effective yield method as the preferred shares were immediately convertible at the date of issuance.

The Series A Convertible Preferred Stock pays dividends quarterly in the amount equal to 2% of the original issue price per annum.  The dividends can be paid in cash, common shares or Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock has liquidation preferences over common shares, and holders of the stock shall be entitled to the number of votes to which the holders would be entitled if they converted their shares.

NOTE 10 – Employee Stock Option Plan

The Company granted 503,000 options under the Next Stock Option Plan, with each option vesting on the two-year anniversary of the grant date. The options expire on December 19, 2006. These options are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date and are being amortized over a two year period. At November 30, 2004, 1,000,000 shares were reserved for issuance under the Next Stock Option Plan.  In 2003 the Company issued 160,000 employee options; 60,000 issued at $0.20, which vest on December 19, 2003; 25,000 at $0.50 vest June 5, 2005; 25,000 at $1.01 vest on June 19, 2005, and 25,000 at $1.01 which vest on December 19,2003. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant with and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003 were all issued at market value and as such no expense was recorded. In 2004, the Company issued 286,500 employee options, 2,000 of which were cancelled, at $1.07 which have five- year expiration from the date of the grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options granted in 2004 were all issued at market value and as such no expense was recorded. The Company had no options vested at November 30, 2003. During 2004, 608,000 options vested, 313,000 of which were exercised, and 295,000 remain vested at November 30, 2004.

Total stock compensation costs on a pre-tax basis that would have been recorded has SFAS No. 123 been adopted as of its initial effective date would have totaled $62,560 and $157,632 in fiscal 2003 and 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2004:

2003

2004

Risk free interest rate

1.66%

2.42%

Expected life

3.6 years

4 years

Expected volatility

   66%

   66%

Expected dividend yield

---

---

The following table sets forth the options granted under the Next Stock Option Plan as of November 30, 2004:

	2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	503,000	$ 0.03	658,000	$ 0.16
Granted	160,000	0.58	286,500	1.07
Cancelled	(5,000)	0.03	(2,000)	1.07
Exercised	—	—	(313,000)	0.03
Outstanding at end of year	658,000	$ 0.16	629,500	$ 0.65
Options exercisable at end of year	—	—	295,000	$ 0.03

The following table summarizes information about stock options outstanding at November 30, 2004:

Options Outstanding
Options Outstanding	Weighted Average Remaining Life	Exercise Price
185,000	2.05 years	$ 0.03
60,000	3.75 years	0.20
25,000	3.50 years	0.50
75,000	3.50 years	1.01
284,500	4.05 years	1.07
629,500

The following table summarizes information about stock warrants issued in 2003 and 2004, also the amount outstanding at November 30, 2004:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
366,475	3.67 years	$ 1.125	366,475	$ 1.125
358,000	4.59 years	$ 1.88	358,000	$ 1.88

NOTE 11 – Employee Benefit Plan

The Company maintains a 401(k) retirement plan for its employees. Employees are eligible to participate after one year of service and attaining the age of 18. Under the terms of the Plan, employees are entitled to contribute up to 15% of their total compensation, within limits established by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a matching contribution up to 6% of each employee’s contribution. For the years ended November 30, 2004 and 2003, the Company chose to make no matching contributions.

NOTE 12 – Major Suppliers

The Company has a variety of qualified vendors available from which it purchases its raw materials inventory. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the year ended November 30, 2004 and the year ended November 30, 2003, purchases from two of these suppliers were $10,322,781 (89% of total raw material purchases) and $7,509,008 (68% of raw material purchases), respectively. At November 30, 2004 and November 30, 2003, the amounts due to these suppliers included in accounts payable were approximately $2,175,072, and $1,910,514, respectively.

NOTE 13 – Acquisition of Lil’ Fan, Inc.

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

The Lil’ Fan acquisition was made to expand the Company’s distribution and customer base and acquire additional proprietary licenses. Goodwill was incurred since management believes that the future value of the combined entities will be enhanced. The results of operations of Lil’ Fan are included in the consolidated financial statements of the Company commencing July 31, 2003. The Company has provided certain services and sold merchandise to Lil’ Fan prior to the effective date of the Lil’ Fan acquisition. All intercompany sales and transactions have been eliminated in the consolidated statements since the date of the acquisition.

The following is a condensed balance sheet showing the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Current assets	$ 347,504
Property and equipment	45,765
Other assets	23,136
Total assets	416,405
Current liabilities	283,529
Short and long term debt	349,350
Total liabilities	632,879
Net liabilities assumed	$ 216,474

The following pro-forma condensed statement of operations has been prepared as if the acquisition of Lil’ Fan was consummated as of the beginning of the period presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

2003
(unaudited)
Net sales	$ 22,150,118
Net income (loss)	$ 190,733
Net income (loss) per share, basic and diluted	$ 0.02
Weighted average common shares outstanding	12,338,305

NOTE 14 – Acquisition of Choice International, Inc.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of October 31, 2004, by and among Choice Acquisition Company, a Delaware corporation and wholly owned subsidiary of Next, Inc., a Delaware corporation, Choice International, Inc., a Delaware corporation, Mark Scyphers and Bill Steele, the Company, through its subsidiary Choice Acquisition Company, acquired certain assets of Choice International, Inc.,  including a customer list and direct purchasing capabilities and distribution rights for Asian sportswear from a Chinese source. No liabilities of Choice International, Inc. were assumed in the transaction. Choice International, Inc. is in the private label sportswear business.

Consideration for the acquisition was: $200,000 in cash, only $100,000 of which was paid by November 30, 2004, 100,000 shares of the Company’s common stock, up to an additional 450,000 common shares on a deferred basis (November 30, 2005, 2006, and 2007) pursuant to a performance based earn-out arrangement. The financial terms of the transaction were determined by negotiation between representatives of the Company, and representatives of Choice International, Inc. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company intends to continue to operate the business of Choice International, Inc after the acquisition through a new remote sales office with executives Mark Scyphers and Bill Steele.

The Choice International acquisition was made to expand the Company’s distribution and customer base and acquire the purchasing capability directly with a Chinese source. Goodwill was acquired since management believes that the future value of the combined profit margins will be enhanced. The results of operations of Choice International are included in the consolidated financial statements of the Company commencing October 31, 2004.  The Company did not acquire any assets, other than goodwill, or assume any liabilities since Choice International had no significant assets or liabilities and did not have any operations prior to October 31, 2004.

NOTE 15 – Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic EPS for the year ended November 30, 2003 and 2004, were calculated on the basis of the weighted average number of common shares outstanding during the year ended, divided by the income available to common stockholders.  Diluted earnings per share includes the effects of potentially dilutive shares.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2003	2004
Numerator:
Basic and diluted earnings (loss) per share — net income (loss)	$ 278,827	$ (280,790)
Denominator:
Basic weighted average common shares	12,158,305	14,735,769
Effect of dilutive stock options, warrants, and continent acquisition related shares	958,000	---
Denominator for diluted earnings (loss) per share	13,116,305	14,735,769
Basic earnings (loss) per share	$ 0.02	$ (0.02)
Diluted earnings (loss) per share	$ 0.02	$ (0.02)

NOTE 16 – Operating Leases

The Company leases facilities in Chattanooga, Tennessee; Noblesville, Indiana; and Lexington, South Carolina under operating lease agreements expiring through 2008. The future minimum obligations under the operating leases at November 30, 2004 are:

2005	$ 64,200
2006	61,700
2007	34,200
2008	1,800
$ 161,900

Rental and lease expense was $159,300 for 2004, which contains $105,200 of rental expense that has no minimum obligations under lease for future years.  The Company had rental and lease cost of $88,548 for the year ended November 30, 2003.

NOTE 17 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

NOTE 18 – Subsequent Events

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, Next issued to Bonanza, 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

Additions
	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Twelve months ended November 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 73,097	$ 657	$ —	$ 49,998	$ 23,756
Advertising allowance (b)	$ 37,141	$ 137,730	$ —	$ 113,248	$ 61,624
Twelve months ended November 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$ 681,346	$ 91,700	$ 15,787 (c)	$ 715,736	$ 73,097
Advertising allowance	$ 10,171	$ 180,168	$ —	$ 153,198	$ 37,141

 (a)

Deductions consist of write-offs of uncollectible accounts, net of recoveries.

 (b)

Deductions consist of deductions by customer for advertising cost.

 (c)

Beginning allowance on receivables of Lil’ Fan Inc. at acquisition date of August 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 10th day of February 2005.

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

Signature	Title	Date
/s/ William B. Hensley III	Director, President, and Chief Executive Officer	February 10, 2005
William B. Hensley III
/s/ Charles L. Thompson	Chief Financial Officer and Executive Vice President	February 10, 2005
Charles L. Thompson
/s/ Salvatore Geraci	Director	February 10, 2005
Salvatore Geraci
/s/ Ronald J. Metz	Chairman and Director	February 10, 2005
Ronald J. Metz
/s/ G. Michael Cross	Director	February 10, 2005
G. Michael Cross

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated as of July 31, 2003, by and among LFI Acquisition Company, Lil’ Fan, Inc., Stan Howard & Associates and Stanley R. Howard. (1)
2.2	Agreement and Plan of Merger, dated as of March 1, 2002, by and among Sporting Magic, Inc., CMJ Acquisition Corp., CMJ Ventures, Inc., Sean Garber, Lisa Garber and Mark Carter. (2)
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

2.8	Asset Purchase Agreement dated to be effective as of October 31, 2004 by and among Choice Acquisition Company and Choice International, Inc., Mark Scyphers and Bill Steele (8)
3.1	Certificate of Incorporation of Next, Inc. (9)
3.2	Amended and Restated Bylaws of the registrant.
10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (11)
10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (11)
10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (11)
10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson. (121)
10.5	Securities Purchase Agreement dated July 9, 2003. (13)
10.6	Form of Warrant dated July 9, 2003. (14)
10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (15)
10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (16)
10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (17)
10.10	Lock-Up Agreement dated April 15, 2003, between Sean Garber and Next, Inc. (18)
10.11	Lock-Up Agreement dated April 15, 2003, between Mark Carter and Next, Inc. (19)
10.12	Employment Agreement dated to be effective December 1, 2003, with William B. Hensley III. (20)
10.13	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein.
10.14	Form of Warrant dated January 25, 2005.
10.15	Investment Agreement dated March 10, 2004. (21)
10.16	Subscription and Securities Purchase Agreement dated April 8, 2004. (22)
10.17	Common Stock Purchase Warrant dated April 8, 2004. (23)
10.18	Amended and Restated Credit Agreement dated April 15, 2004. (24)
10.19

Termination of Lock-Up Agreements dated to be effective April 30, 2004, by and among Next, Inc., Charles L. Thompson, The William B. III and Cindy S. Hensley Family Limited Partnership, and Dan F. Cooke

14.1	Code of Ethics (25)
21.1	Subsidiaries
23.1	Consent of Tauber & Balser, P.C.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

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

(8)

Incorporated by reference from Exhibit 2.1 to the registrant’s Form 8-K dated November 5, 2004.

(9)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(10)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004

(11)

Incorporated by reference from the exhibit of same number to the registrant’s Form 10-KSB for the fiscal year ended November 30, 2002.

(12)

Incorporated by reference from Exhibit 10.3 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.

(13)

Incorporated by reference from Exhibit 10.5 of the registrant’s Form 8-K dated July 11, 2003.

(14)

Incorporated by reference from Exhibit 10.6 of the registrant’s Form 8-K dated July 11, 2003.

(15)

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

(20)

Incorporated by reference from Exhibit 10.12 of the registrant’s Form SB-2 (Post-Effective Amendment No. 2) dated January 12, 2004.

(21)

Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(22)

Incorporated by reference from Exhibit 10.13 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(23)

Incorporated by reference from Exhibit 10.14 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(24)

Incorporated by reference from Exhibit 10.4 of the registrant’s Form 10-QSB Quarterly Report for the quarter ended May 31, 2004.

(25)

Incorporated by reference from Exhibit 14.1 of the registrant’s Form 10-KSB Annual Report for the year ended November 30, 2003.