Form 10KSB/A
period 2004-11-30
NEXT INC/TN
filed 2005-02-16
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage Owned
Dan F. Cooke (a)	3,000,000	16.1%
The William B. III and Cindy S. Hensley Family Limited Partnership (b)	2,920,000	15.7%
Bonanza Master Fund, Ltd.	2,000,000	10.8%
Charles L. Thompson (c)	1,050,000	5.6%
Patrick J. Retzer (e)	944,860	5.1%
David C. Gleason (d)	100,000.5%
Salvatore Geraci (d)	40,000.2%
Ronald J. Metz (d)	40,000.2%
G. Michael Cross (d)	40,000.2%
All officers and directors as a group (6 persons)	4,190,000	22.5%

(a)

Based on an amended Schedule 13D filed pursuant to the Exchange Act which indicates that Mr. Cooke has sole voting and dispositive power of all of those shares. Mr. Cooke is the former Chairman of the Board and Chief Executive Officer of the Company and a former member of the Company’s board of directors. Mr. Cooke’s address is 6430 Cobble Lane, Harrison, Tennessee 37341.

(b)

Based on Schedule 13D filed pursuant to the Exchange Act which indicates that The William B. Hensley III and Cindy S. Hensley Family Limited Partnership (the “Hensley Partnership”) has sole voting and dispositive power of all of those shares. The Hensley Partnership is controlled by William B. Hensley III, the Company’s Chief Executive Officer, President and Chief Operating Officer and a director on the Company’s board of directors. The address of the Hensley Partnership is c/o Next Marketing, Inc., 1295 Vernon Street, Wabash, Indiana, 46992.

(c)

Based on Schedule 13D filed pursuant to the Exchange Act which indicates that Charles L. Thompson has sole voting and dispositive power of all of those shares. Mr. Thompson is the Company’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer. The address of Mr. Thompson is c/o Next Inc 7625 Hamilton Park Drive, Suite 12, Chattanooga, Tennessee, 37421.

(d)

Based on the number of options vested for these respective individuals.

(e)

Based on Schedule 13G filed pursuant to the Exchange Act which indicates that Mr. Patrick J. Retzer has sole voting and dispositive power of all those shares.  Mr. Retzer’s address is 28798 Cramer Court, Burlington, WI  53105.

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

2.8	Asset Purchase Agreement dated to be effective as of October 31, 2004 by and among Choice Acquisition Company and Choice International, Inc., Mark Scyphers and Bill Steele (8)
3.1	Certificate of Incorporation of Next, Inc. (9)
3.2	Amended and Restated Bylaws of the registrant. (10)
10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (11)
10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (11)
10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (11)
10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson. (12)
10.5	Securities Purchase Agreement dated July 9, 2003. (13)
10.6	Form of Warrant dated July 9, 2003. (14)
10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (15)
10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (16)
10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (17)
10.10	Lock-Up Agreement dated April 15, 2003, between Sean Garber and Next, Inc. (18)
10.11	Lock-Up Agreement dated April 15, 2003, between Mark Carter and Next, Inc. (19)
10.12	Employment Agreement dated to be effective December 1, 2003, with William B. Hensley III. (20)
10.13	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. *
10.14	Form of Warrant dated January 25, 2005. *
10.15	Investment Agreement dated March 10, 2004. (21)
10.16	Subscription and Securities Purchase Agreement dated April 8, 2004. (22)
10.17	Common Stock Purchase Warrant dated April 8, 2004. (23)
10.18	Amended and Restated Credit Agreement dated April 15, 2004. (24)
10.19

Termination of Lock-Up Agreements dated to be effective April 30, 2004, by and among Next, Inc., Charles L. Thompson, The William B. III and Cindy S. Hensley Family Limited Partnership, and Dan F. Cooke. *

14.1	Code of Ethics (25)
21.1	Subsidiaries *
23.1	Consent of Tauber & Balser, P.C.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

* Previously filed

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

(8)

Incorporated by reference from Exhibit 2.1 to the registrant’s Form 8-K dated November 5, 2004.

(9)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(10)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 16th day of February 2005.

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

2.8	Asset Purchase Agreement dated to be effective as of October 31, 2004 by and among Choice Acquisition Company and Choice International, Inc., Mark Scyphers and Bill Steele (8)
3.1	Certificate of Incorporation of Next, Inc. (9)
3.2	Amended and Restated Bylaws of the registrant. (10)
10.1	Next, Inc. 2002 Stock Option Plan dated May 1, 2002. (11)
10.2	Employment Agreement dated March 1, 2002, with Sean Garber. (11)
10.3	Employment Agreement dated December 19, 2001, with David C. Gleason. (11)
10.4	Employment Agreement dated to be effective April 7, 2003, with Charles L. Thompson. (121)
10.5	Securities Purchase Agreement dated July 9, 2003. (13)
10.6	Form of Warrant dated July 9, 2003. (14)
10.7	Lock-Up Agreement dated April 15, 2003, between Dan F. Cooke and Next, Inc. (15)
10.8	Lock-Up Agreement dated April 15, 2003, between The William B. and Cindy S. Hensley Family Limited Partnership and Next, Inc. (16)
10.9	Lock-Up Agreement dated April 15, 2003, between Charles L. Thompson and Next, Inc. (17)
10.10	Lock-Up Agreement dated April 15, 2003, between Sean Garber and Next, Inc. (18)
10.11	Lock-Up Agreement dated April 15, 2003, between Mark Carter and Next, Inc. (19)
10.12	Employment Agreement dated to be effective December 1, 2003, with William B. Hensley III. (20)
10.13	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. *
10.14	Form of Warrant dated January 25, 2005. *
10.15	Investment Agreement dated March 10, 2004. (21)
10.16	Subscription and Securities Purchase Agreement dated April 8, 2004. (22)
10.17	Common Stock Purchase Warrant dated April 8, 2004. (23)
10.18	Amended and Restated Credit Agreement dated April 15, 2004. (24)
10.19

Termination of Lock-Up Agreements dated to be effective April 30, 2004, by and among Next, Inc., Charles L. Thompson, The William B. III and Cindy S. Hensley Family Limited Partnership, and Dan F. Cooke *

14.1	Code of Ethics (25)
21.1	Subsidiaries *
23.1	Consent of Tauber & Balser, P.C.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

* Previously filed

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