Form 10QSB
period 2005-02-28
NEXT INC/TN
filed 2005-03-31
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2005

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of March 31, 2005 was 18,596,286.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of February 28, 2005

3

Condensed Consolidated Statements of Operations for the three months ended

February 29, 2004 and February 28, 2005

4

Condensed Consolidated Statements of Cash Flows for the three months ended

       February 29, 2004 and February 28, 2005

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3. Controls and Procedures.

14

Part II – Other Information

Item 1. Legal Proceedings

14

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

14

Item 3. Unregistered Sales of Equity Security and Use of Proceeds

14

Item 6.  Exhibits and Reports on Form 8-K

15

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

February 28, 2005
(unaudited)
Assets

Current assets:
Cash	$67,700
Accounts receivable, net	3,070,167
Inventories	6,757,327
Prepaid expenses and other current assets	441,437
Deferred taxes, current	546,849
Total current assets	10,883,480
Property, plant and equipment, net	2,742,252
Goodwill	4,359,895
Other assets, net	1,061,687
Total Assets	$19,047,314

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$712,710
Accrued expenses and other current liabilities	1,273,100
Short-term debt and current maturities	3,370,269
Total current liabilities	5,356,079
Long-term debt, less current maturities Deferred taxes	4,338,393 378,232
Other non-current liabilities	150,000
Total liabilities	10,222,704
Commitments and contingencies	--
Stockholders’ equity	8,824,610
Total Liabilities and Stockholders’ Equity	$19,047,314

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 29, 2004	February 28, 2005
	(unaudited)	(unaudited)

Net sales	$3,805,421	$4,718,012
Cost of sales	2,530,680	3,250,706
Gross profit	1,274,741	1,467,306

General administrative and selling expenses	1,216,373	1,415,231
Operating income	58,368	52,075

Interest	(117,571)	(117,235)
Other income (expense)	13,534	22,660
Income before income taxes	(45,669)	(42,500)

Benefit for income taxes	(18,268)	(13,129)
Net loss	(27,401)	(29,371)

Net loss per share, basic and diluted	$--	$--
Weighted average shares outstanding, basic	14,089,174	17,162,753
Weighted average shares outstanding, diluted	15,072,174	19,437,228

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 29, 2004	February 28, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(27,401)	$(29,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	120,970	157,615
Noncash compensation	39,858	7,594
Noncash fees		19,000
Provision for bad debt	(2,179)	9,626
Deferred taxes	(18,268)	(13,129)
Changes in operating assets and liabilities:
Accounts receivable	1,119,043	2,056,517
Inventories	424,580	189,065
Prepaid expenses	(498,913)	(40,045)
Other current assets	(52,107)	(41,694)
Accounts payable	(1,056,037)	(2,033,137)
Accrued expenses and other liabilities	(63,418)	454,225
Total adjustments	13,529	765,637
Net cash provided by (used) in operating activities	(13,872)	736,266

Cash flows from investing activities:
Purchases of property, plant and equipment	(55,763)	(567,121)
Cash paid for acquisition costs	--	(100,000)
Cash received from proceeds on sale of asset	9,250	--
Cash paid for intangible assets	(40,411)	(41,818)
Net cash used in investing activities	(86,924)	(708,939)

Cash flows from financing activities:
Revolving credit facility, net	(1,175,714)	(3,225,711)
Proceeds from loans and notes payable, bank	908,820	363,875
Repayments of long terms debt, loans and notes payable, bank	(82,364)	(64,202)
Cash paid for investment transaction	(13,470)	(37,055)
Issuance of common stock for options	--	250
Issuance of common stock	--	2,691,000
Net cash used in financing activities	(362,728)	(271,843)

Net decrease in cash	(463,524)	(244,516)
Cash, beginning of period	596,430	312,216
Cash, end of period	$132,906	$67,700

Supplemental Information:
Cash paid during the period for interest	$119,714	$145,197
Cash paid during the period for income taxes	$--	$--

Non-Cash Investing and Financing Activities:

Equity securities issued in payment of notes payable	$30,800	$--
Equity securities issued for customer list	$--	$77,500
Equity securities retired for purchase of note	$--	$(122,400)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of five wholly owned operating subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), (ii) Blue Sky Graphics, Inc. (“Blue Sky”), (iii) CMJ Ventures, Inc. (“CMJ”), (iv) Lil’ Fan, Inc. (“Lil’ Fan”) and (v) Choice International Inc. (“Choice”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at February 28, 2005, and its results of operations and cash flows for the three months ended February 29, 2004 and February 28, 2005.   Operating results for the three months ended February 28, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2005.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base & Credit Concentration

The Company has over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, and their respective customer base, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 customers, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has reduced its dependence on any one large customer or distribution channel. During the three months ended February 28, 2005, the Company’s sales to seven customers made up 77.6% of total sales.  One of these seven customers was not a customer in the three months ended February 29, 2004. The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

New Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” SFAS No. 141, “Business Combinations,” SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No.148, "Accounting for Stock Based Compensation," FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” FASB Interpretation No. 46, “Consolidation for Variable Interest Entities” all became effective for the Company during 2002. The provisions and interpretations of these pronouncements that are applicable to the Company had no material effect on the Company's financial statements.

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

FASB statement No. 123R, “Share Based Payment” becomes effective at the beginning of its quarter ending February 28, 2006 and will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allow pro forma disclosure as an alternative to financial statement recognition.

3.

Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of February 28, 2005, consisted of the following:

Raw materials	$5,440,227
Finished goods	1,317,100
$6,757,327

4.

Deferred and Income Taxes

Income taxes have been computed in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at February 28, 2005, are as follows:

Current asset: Accounts receivable allowance	$8,813
Net operating loss carryforwards	538,036
Current deferred tax asset	$546,849
Non-current liability:
Property, plant and equipment	$255,689
Goodwill and other intangibles	122,543
Long-term deferred tax liability	$378,232

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at February 28, 2005 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$-	$3,682,076
Notes payable	3,357,193	654,322
Capital lease obligations	13,076	1,995
Total	$3,370,269	$4,338,393

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

On February 24, 2005, the Company entered into a credit agreement with First Federal Saving Bank to finance the purchase of a warehouse in the amount of $365,000. The Company plans to renovate and consolidate all offsite inventories into this building which will reduce rental cost by $11,500 per month. The new note is $365,000 with principal and interest payments on the outstanding balance over 15 years at 6.75%.  The balance drawn on the note at February 28, 2005 was $287,625.

On February 11, 2005, the Company entered into a credit agreement for $250,000 with First Federal for certain production equipment it plans to purchase in 2005. As of 2/28/05 the Company had drawn $76,250 on this credit instrument and will make principal and interest payments over a 5 year term at 6.75% interest.

On April 15, 2004, the Company entered into a credit agreement with National City Bank for an $8,000,000 revolving credit facility agreement which matures on April 1, 2006. The Company may draw up to the sum of 85% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventory.  In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (5.5% was the published rate at February 28, 2005) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, and certain personal assets and personal guarantees of the Company’s CEO and CFO collateralize borrowings under the facility.

On January 20, 2004, the Company entered into a subordinated loan agreement with Next Investors, LLC for $400,000. The purpose of this loan was to provide working capital to be repaid out of a future equity infusion. The loan has a 4% interest rate and a maturity date of January 2006.

6.

Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At February 28, 2005
(unaudited)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 204 shares issued and outstanding	$-
Common stock, $.001 par value; 50,000,000 shares authorized, 18,596,286 shares issued and outstanding	18,593
Additional paid in capital	7,596,044
Retained earnings	1,237,566
Unearned compensation	(27,593)
Total stockholders’ equity	$8,824,610

The Company has assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted there under.  The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003.  Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 options have been granted under the Next Plan, of which 5,000 have been cancelled, with each option vesting on the two-year anniversary of the grant date.  The options expire on December 19, 2008. In 2003, the Company issued 160,000 employee options; 60,000 issued at $0.20, which vested December 19, 2003; 25,000 at $0.50 vest June 5, 2005; and 75,000 at $1.01 vest on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. In 2004 the Company issued 286,500 employee options, of which 2,000 have been cancelled, at $1.07, which vest on December 15, 2005. In 2005 the Company issued 237,500 employee options at $1.50 which vest on December 17, 2006. These options all have five-year expirations from the date of grant and subject to forfeiture should the grantee fail to be employed by the Company on the vesting date The options issued in 2003, 2004, and 2005 were all issued at market value and as such no expense was recorded. As of February 28, 2005, 285,000 options were vested of the total 1,187,000 options granted, 323,000 options have been exercised, and 7,000 options cancelled. As of February 29, 2004, 608,000 options were vested.

On January 21, 2005, The William B. and Cindy S. Hensley Family Limited Partnership (the “Partnership”) cancelled 80,000 shares of common stock and returned these shares to the Company for the purchase of a note issued to a former salesman. Mr. Hensley is CEO of Next, Inc therefore a related party. The transaction was valued at the market price or $122,400, the Partnership or its designee has the right to collect this note related to cash advances to a salesman in the amount of $121,861.

On January 24, 2005 the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca and collectively with Bonanza and MidSouth, the “Purchasers”) and raised $2,990,000 in a private placement. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, the Company issued Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, issued to MidSouth 250,000 shares and a warrant to purchase 125,000 shares, and issued to Itasca 50,000 shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price of the Company’s common stock must be equal to at least $2.10 for ten consecutive trading days to exercise a purchase. The total offering price was $2,990,000 in cash, less fees of $299,000, for a net cash infusion of $2,691,000.

On April 8, 2004, the Company issued pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited.  The Company received net proceeds of  $1,471,500, which were utilized for working capital and debt reduction.  The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of February 28, 2005 GCA Strategic Investment Fund Limited had converted 1,546 shares of Preferred Stock to 1,361,300 shares of Common which leaves $204,000 of Preferred stock remaining to convert. The Company has also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one-year period, which will expire on March 31, 2005.

7.

Loss Per Share

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128, “Loss Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended February 28, 2005 and February 29, 2004 were calculated on the basis of the weighted average number of common shares outstanding. However during the respective three month periods there was a loss, therefore no loss per share data is calculated.

8.

Acquisition of Choice International, Inc.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated as of October 31, 2004, by and among Choice Acquisition Company, a Delaware corporation and wholly owned subsidiary of the Company, Choice International, Inc., a Delaware corporation, Mark Scyphers and Bill Steele, the Company, through its subsidiary Choice Acquisition Company, acquired certain assets of Choice International, Inc., including a customer list and direct purchasing capabilities and distribution rights for Asian sportswear from a Chinese source. No liabilities of Choice International, Inc. were assumed in the transaction. Choice International, Inc. is in the private label sportswear business.

Consideration for the acquisition was: $200,000 in cash, 100,000 shares of the Company’s common stock and up to an additional 450,000 shares of common stock on a deferred basis (November 30, 2005, 2006, 2007) pursuant to a performance based earn-out arrangement. The financial terms of the transaction were determined by negotiation between representatives of the Company and Choice International, Inc. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company intends to continue to operate the business of Choice International, Inc. after the acquisition through a new remote sales office.

The Choice International acquisition was made to expand the Company’s distribution and customer base and acquire the purchasing capability directly with a Chinese source. Goodwill was acquired since management believes that the future value of the combined profit margins will be enhanced. The results of operations of Choice International are included in the consolidated financial statement of the Company commencing October 31, 2004. The Company did not acquire any asset other than goodwill, or assume any liabilities since Choice International had no significant assets or liabilities and did not have any operations prior to October 31, 2004.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-QSB, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “are of the opinion that” and words of similar import constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

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

In assessing the Company’s performance, Management focuses on (a) increasing revenues primarily through enhancing its licensing programs and (b) protecting such revenues by diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily by internal cost controls and through international purchases of raw materials. Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

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

•

Licensing agreements with Chevy®, Pontiac ®, Hummer®, Cadillac®, Dodge®, GMC®, Ford® Plymouth®, Jeep®, and Chrysler® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

•

Licensing and distribution agreements with Sturgis “Bike Rally”, Professional Bull Riders, and James Dean 50th commemorative anniversary; the 3 Stooges, and Fellowship of Christian Athletics.

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com™; and www.americanbiker.net™. The Company plans to establish additional e-commerce web sites as other product lines are established. Another recent addition includes a corporate website, www.nextinc.net, which gives information to the general public about the Company.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended February 29, 2004, and February 28, 2005. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB/A.

	Three Months Ended February 28,
	2004	2005
	(unaudited)	(unaudited)
Net sales	$3,805,421	$4,718,012
Cost of sales	2,530,680	3,250,706
Gross profit	1,274,741	1,467,306
Operating and Other Expenses:
General and administrative	518,712	655,961
Royalty and commission expense	417,248	495,866
Corporate expenses	280,413	263,404
Interest expense	117,571	117,235
Other (income) expense	(13,534)	(22,660)
Total operating and other expense	1,320,410	1,509,806
Loss, before income taxes	(45,669)	(42,500)
Benefit of income taxes	18,268	13,129
Net loss	$(27,401)	$(29,371)

Net Sales

Net sales increased 24.0% to $4,718,012 for the three months ended February 28, 2005, from $3,805,421 for the three months ended February 29, 2004. The growth in sales is twofold; the inclusion of sales related to Choice International which was $235,379 or 6.2% and was not in the prior period ending February 29, 2004. The remaining increase of sales is in six existing national retail customers which purchased increased amounts of automotive licensed products; partially offset by a reduction in one major national customer.  Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 68.9% for the three months ended February 28, 2005, compared to 66.5% of the Company’s sales for the three months ended February 29, 2004. This increase in cost as a percentage of sales resulted primarily from increased domestic purchasing and reduced imports due to difficulties our primary vendors incurred with customs during the first quarter of 2005. Management believes this situation has been resolved and shipments from international sources are expected to be delivered in a timely manner for the balance of 2005.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $655,961 (13.9% of sales) for the three months ended February 28, 2005, compared to $518,712 (13.6 % of sales) for the three months ended February 29, 2004. The primary increase in expenses is related to the addition of the Choice International sales office, which the Company did not have in the three months ended February 29, 2004 or $99,658 (2.1% of sales) for the quarter ended February 28, 2005.

Royalty and commission expenses were $495,866 (10.3% of sales) for the three months ended February 28, 2005, compared to $417,248 (11.0% of sales) for the three months ended February 29, 2004. The increase in expense was directly related to a higher sales mix of automotive licensed products which have a higher royalty expense percentage than prior year.

Corporate expenses were $263,404 for the three months ended February 28, 2005, compared to $280,413 for the three months ended February 29, 2004. The decrease in corporate expenses was a result of lower banking fees due to change in primary banks from previous year.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $117,235 for the three months ended February 28, 2005, compared to $117,571 for the three months ended February 29, 2004.

Other income was $22,660 for the three months period ending February 28, 2005, as compared to $13,534 for the three months ended February 29, 2004.

The benefit for income taxes for the three months ended February 28, 2005, was $13,129, which is attributable to the Company’s quarterly operating loss adjusted by book and income tax recognition of temporary differences. The benefit for income taxes for the three-month period ended February 29, 2004, was $18,268, which was higher related to the pre-tax loss and recognition of book and tax temporary differences.

Financial Position, Capital Resources, and Liquidity – February 28, 2005 and November 30, 2004

At February 28, 2005, working capital was $5,527,401 representing a decrease of $4,073,278 from working capital at November 30, 2004 of $9,600,679.  The decrease in working capital was primarily due to increase in short term debt of $2,743,967 from long term associated with the due date of debt on the primary plant and reduction of account receivable, $2,066,143, related to seasonality. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and promissory notes issued by First Federal Bank. The credit facility has a maximum limit of $8,000,000 of which the Company has drawn $3,682,076 as of February 28, 2005. This credit facility matures on April 1, 2006, and is governed by various financial covenants. The First Federal Bank Promissory Notes consist of one principal loan in the amount of $2,743,967 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,625,334 due January 16, 2006. The Company has entered into two credit agreements in 2005 to purchase a warehouse and certain production equipment; the debt instruments are $365,000 (15 years) and $250,000 (5 years) respectively at 6.5% when fully drawn. The Company has also entered into a subordinated loan agreement with Next Investors, LLC in the amount of $400,000 (see Note 5 to the Financial Statements).

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the three months ended February 28, 2005, was $736,266 as compared to $13,872 of cash used in operations for the three months ended February 28, 2004. The increase in cash provided stemmed primarily from accounts receivable and accrued expenses.

Cash used for investing activities was $708,939 for the three months ended February 28, 2005, compared to $86,924 for the three months ended February 29, 2004. The Company’s investing activities during these periods were primarily the purchase a warehouse, equipment, acquisition costs and intangible assets.

Net cash used in financing activities was $271,873 for the three months ended February 28, 2005, compared to $362,728 provided by financing activities for the three months ended February 29, 2004. The proceeds of common stock issued in the first quarter ended February 28, 2005 of $2,691,000 was applied against the company’s revolving credit facility as required by the loan agreement. The net change or reduction of cash used between the quarter ending February 28, 2005, and February 29, 2004 relate to the reduction of the revolving credit facility, offset by the cash received from issuance of common stock, and a reduction in note proceeds from loans.

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca” and collectively with Bonanza and Mid South, the “Purchasers”), and raised $2,990,000 in a private placement. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, the Company issued Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of common stock, issued to MidSouth 250,000 shares and a warrant to purchase 125,000 shares of common stock, and issued to Itasca 50,000 shares and a warrant to purchase 25,000 shares of common stock. The shares of common stock were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price of the Company’s common stock must be equal to at least $2.10 for ten consecutive trading days to exercise a purchase. The total offering price was $2,990,000 in cash, less fees of $299,000, for a net cash infusion of $2,691,000.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of  $1,471,500, which was utilized for working capital and debt reduction. The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of February 28, 2005 GCA Strategic Investment Fund Limited had converted 1,546 shares of Preferred Stock to 1,361,300 shares of Common which leaves $204,000 of Preferred stock remaining to convert. The Company has also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one-year period, which will expire on March 31, 2005.

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

On January 24, 2005, the Company entered into a Securities Purchase Agreement with Bonanza Master Fund, Ltd., MidSouth Investor Fund, L.P., and Itasca Capital Partners LLC (collectively, the “Purchasers”) and raised $2,990,000 in a private placement. None of the Purchasers has any material relationship with the Company. Pursuant to the Securities Purchase Agreement, the Company issued Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of common stock, issued to MidSouth 250,000 shares and a warrant to purchase 125,000 shares of common stock, and issued to Itasca 50,000 shares of common stock and a warrant to purchase 25,000 shares of common stock. The shares of common stock were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price of the Company’s common stock must be equal to at least $2.10 for ten consecutive trading days to exercise a purchase.

Item 6.   Exhibits and Reports on Form 8-K

 (a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. (2)
10.2	Form of Warrant dated January 25, 2005. (3)
10.3	Registration Rights Agreement dated January 24, 2005. (4)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certification.
_______________________

(1)

Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(2)

Incorporated by reference from Exhibit 99.2 of the registrant’s Form 8-K/A dated January 25, 2005.

(3)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(4)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.

(b)

Reports of Form 8-K

(1)  A report on Form 8-K dated March 23, 2005, reporting the amendment of the loan agreement with National City Bank.

(2) A report on Form 8-K dated February 11, 2005, reporting the issuance of a press release reporting earnings results for the fiscal quarter and year ending November 30, 2004.

(3) A report on Form 8-K/A dated January 25, 2005, reporting that the Company and Bonanza Master Fund, Ltd., MidSouth Investor Fund, L.P. and Itasca Capital Partners LLC entered into a Securities Purchase Agreement on January 24, 2005 pursuant to which the Company issued shares of common stock and warrants for $2,990,000 in an unregistered transaction and the issuance of a press release reporting the foregoing.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

March 31, 2005

By:  /s/ William B. Hensley

Chief Executive Officer

By:  /s/ Charles L.Thompson

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

(a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. (2)
10.2	Form of Warrant dated January 25, 2005. (3)
10.3	Registration Rights Agreement dated January 24, 2005. (4)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certification.
_______________________

(1)

Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(2)

Incorporated by reference from Exhibit 99.2 of the registrant’s Form 8-K/A dated January 25, 2005.

(3)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(4)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.