Form 10QSB
period 2005-05-31
NEXT INC/TN
filed 2005-07-07
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2005

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of July 7, 2005 was 18,648,306.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of May 31, 2005

3

Condensed Consolidated Statements of Operations for the three months and six months ended

May 31, 2004 and May 31, 2005

4

Condensed Consolidated Statements of Cash Flows for the six months ended

May 31, 2004 and May 31, 2005

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3. Controls and Procedures.

14

Part II – Other Information

Item 1. Legal Proceedings

14

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

14

Item 3. Unregistered Sales of Equity Security and Use of Proceeds

15

Item 6.  Exhibits and Reports on Form 8-K

15

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

May 31, 2005
(unaudited)
Assets

Current assets:
Cash	$270,204
Accounts receivable, net	3,895,462
Inventories	9,411,530
Prepaid expenses and other current assets	566,073
Deferred taxes, current	579,986
Total current assets	14,723,255
Property, plant and equipment, net	3,016,666
Goodwill	4,369,825
Other assets, net	1,046,435
Total Assets	$23,156,181

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,364,651
Accrued expenses and other current liabilities	1,750,482
Short-term debt and current maturities	2,874,509
Total current liabilities	6,989,642
Long-term debt, less current maturities Deferred taxes	6,878,941 380,422
Other non-current liabilities	150,000
Total liabilities	7,409,363
Commitments and contingencies	--
Stockholders’ equity	8,757,176
Total Liabilities and Stockholders’ Equity	$23,156,181

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	May 31, 2004	May 31, 2005
	(unaudited)	(unaudited)
Net sales	$3,916,114	$4,695,583
Cost of sales	2,744,727	3,468,469
Gross profit	1,171,387	1,227,114

General administrative and selling expenses	1,194,356	1,187,513
Operating income	(22,969)	39,601

Interest	(113,764)	(137,987)
Other income (expense)	(625,784)	13,894
Loss before income taxes	(762,517)	(84,492)

Benefit for income taxes	(361,579)	(30,947)
Net loss	(400,938)	(53,545)
Net loss per share, basic and diluted	$--	$--
Weighted average shares outstanding, basic	14,297,761	18,604,188
Weighted average shares outstanding, diluted	15,272,236	20,862,663

	Six Months Ended
	May 31, 2004	May 31, 2005
	(unaudited)	(unaudited)
Net sales	$7,721,535	$9,413,595
Cost of sales	5,275,407	6,719,175
Gross profit	2,446,128	2,694,420

General administrative and selling expenses	2,410,729	2,602,743
Operating income	35,399	91,677

Interest	(231,335)	(255,222)
Other income (expense)	(612,250)	36,555
Loss before income taxes	(808,186)	(126,990)

Benefit for income taxes	(379,847)	(44,076)
Net loss	(428,339)	(82,914)
Net loss per share, basic and diluted	$--	$--
Weighted average shares outstanding, basic	14,190,699	17,891,389
Weighted average shares outstanding, diluted	15,165,174	20,149,864

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended
		May 31, 2004		May 31, 2005
		(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)		$(428,339)		$(82,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		234,775		320,252
Noncash compensation		340,057		15,187
Noncash fees		--		24,800
Bad debt expense		(11,609)		10,653
Deferred taxes		(379,847)		(44,076)
Changes in operating assets and liabilities:
Accounts receivable		1,281,846		1,230,195
Inventories		(291,005)		(2,465,138)
Prepaid expenses		(286,487)		(105,069)
Other current assets		(96,128)		(101,306)
Accounts payable		(1,023,064)		(381,196)
Accrued expenses and other liabilities		203,265		913,388
Total adjustments		(28,197)		(582,310)
Net cash used in operating activities		(456,536)		(665,225)

Cash flows from investing activities:
Purchases of property, plant and equipment		(92,026)		(930,229)
Cash received from proceeds on sale of asset		9,250		--
Cash paid for acquisition costs		--		(100,000)
Cash paid for intangible assets		(83,899)		(92,220)
Net cash used in investing activities		(166,675)		(1,112,449)

Cash flows from financing activities:
Revolving credit facility, net		(1,393,772)		(969,308)
Proceeds from loans and notes payable, bank		908,820		615,251
Repayments of long terms debt, loans and notes payable, bank		(674,667)		(527,193)
Cash paid for investment transaction		(159,527)		(64,738)
Issuance of common stock for investment transaction		--		2,691,000
Issuance of preferred stock, net……………………………..		1,471,501		650
Net cash provided by financing activities		152,355		1,745,662

Net decrease in cash		(470,856)		(42,012)
Cash, beginning of period		596,430		312,216
Cash, end of period		$125,574		$270,204
Supplemental Information:
Cash paid during the period for interest		$229,714		$269,218

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of notes payable		$66,400	$
Equity securities issued for services		$340,400	$
Refinancing - line of credit		$4,602,010	$
Equity securities issued to acquire customer list	$			$77,500
Equity securities retired for purchase of note	$			$(122,400)

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at May 31, 2005, and its results of operations and cash flows for the three and six months ended May 31, 2004 and May 31, 2005.   Operating results for the three and six months ended May 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2005.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base & Credit Concentration

The Company has over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, and their respective customer base, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. As a result of the expansion, the Company has reduced its dependence on any one large customer or distribution channel. During the six months ended May 31, 2005, the Company’s sales to four customers made up 54.8% of total sales. The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

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

FASB statement No. 123R, “Share Based Payment” becomes effective at the beginning of the quarter ending February 28, 2006 and will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allow pro forma disclosure as an alternative to financial statement recognition.

3.

Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of May 31, 2005, consisted of the following:

Raw materials	$6,096,274
Finished goods	3,315,256
$9,411,530

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at May 31, 2005, are as follows:

Current asset: Accounts receivable allowance	$8,813
Net operating loss carryforwards	571,173
Current deferred tax asset	$579,986
Non-current liability:
Property, plant and equipment	$256,026
Goodwill and other intangibles	124,396
Long-term deferred tax liability	$380,422

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at May 31, 2005 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$-	$5,938,479
Notes payable	2,863,688	940,462
Capital lease obligations	10,821	-
Total	$2,874,509	$6,878,941

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

On February 24, 2005, the Company entered into a credit agreement with First Federal Savings Bank of Wabash to finance the purchase of a warehouse in the amount of $365,000. The Company has renovated and consolidated all offsite inventories into this building which will reduce rental cost by $11,500 per month. The new note is $365,000 with principal and interest payments on the outstanding balance over 15 years at 7.0%.

On February 11, 2005, the Company entered into a credit agreement for $250,500 with First Federal Savings Bank of Wabash for certain production equipment purchased in 2005. The Company will make principal and interest payments over a 5 year term at 6.75% interest.

On April 15, 2004, the Company entered into a credit agreement with National City Bank of Indiana for an $8,000,000 revolving credit facility agreement which matures on April 1, 2006.  The Company may draw up to the sum of 85% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventory.  On May 26, 2005, the credit agreement was amended to increase the line to $9,000,000 and extend the term until April 1, 2007.  The amendment to the line of credit allows the Company to reduce the limitation on advances based on eligible inventory.  The agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (6.0% was the published rate at May 31, 2005) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, and certain personal assets and personal guarantees of the Company’s Chief Executive Officer and Chief Financial Officer collateralize borrowings under the facility.

On January 20, 2004, the Company entered into a subordinated loan agreement with Next Investors, LLC for $400,000. The purpose of this loan was to provide working capital to be repaid out of a future equity infusion. The loan had a 4% interest rate and a maturity date of January 2006.  This loan was repaid in the second quarter ending May 31, 2005.

6.

Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At May 31, 2005
(unaudited)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 204 shares issued and outstanding	$-
Common stock, $.001 par value; 50,000,000 shares authorized, 18,613,286 shares issued and outstanding	18,613
Additional paid in capital	7,575,549
Retained earnings	1,183,014
Unearned compensation	(20,000)
Total stockholders’ equity	$8,757,176

The Company has assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder.  The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003.  Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 options have been granted under the Next Plan, of which 5,000 have been cancelled, with each option vesting on the two-year anniversary of the grant date.  The options expire on December 19, 2008. In 2003, the Company issued 160,000 employee options; 60,000 issued at $0.20, which vested December 19, 2003; 25,000 at $0.50 vest June 5, 2005; and 75,000 at $1.01 vest on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. In 2004 the Company issued 286,500 employee options, of which 37,500 have been cancelled, at $1.07, which vest on December 15, 2005. In 2005 the Company issued 237,500 employee options, of which 5,500 have been cancelled, at $1.50 which vest on December 17, 2007. These options all have five-year expirations from the date of grant and subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003, 2004, and 2005 were all issued at market value and as such no expense was recorded. As of May 31, 2005, 269,000 options were vested of the total 1,187,000 options granted, 339,000 options have been exercised, and 48,000 options cancelled. As of May 31, 2004, 608,000 options were vested.

On January 24, 2005 the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca” and collectively with Bonanza and MidSouth, the “Purchasers”) and raised $2,990,000 in a private placement. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, the Company issued Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, issued to MidSouth 250,000 shares and a warrant to purchase 125,000 shares, and issued to Itasca 50,000 shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company has issued a warrant to purchase 115,000 shares of common stock to Dougherty & Company, LLC Investment Bankers for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price of the Company’s common stock must be equal to at least $2.10 for ten consecutive trading days to exercise a purchase. The total offering price was $2,990,000 in cash, less fees of $299,000, for a net cash infusion of $2,691,000.

On January 21, 2005, The William B. and Cindy S. Hensley Family Limited Partnership (the “Partnership”) cancelled 80,000 shares of common stock and returned these shares to the Company for the purchase of a note issued to a former salesman. Mr. Hensley is the Chief Executive Officer of the Company and a related party. The transaction was valued at the market price or $122,400, the Partnership or its designee has the right to collect this note related to cash advances to a salesman in the amount of $121,861.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement, 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited.  The Company received net proceeds of  $1,471,500, which were utilized for working capital and debt reduction.  The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of July 7, 2005 GCA Strategic Investment Fund Limited had converted 1,580 shares of Preferred Stock to 1,396,320 shares of Common which leaves $170,000 of Preferred stock remaining to convert.

7.

Loss Per Share

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128, “Loss Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended May 31, 2005 and May 31, 2004 would have been calculated on the basis of the weighted average number of common shares outstanding.  However, during the respective three month periods there was a loss; therefore no loss per share data is calculated.

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

•

Licensing agreements with Chevy®, Pontiac®, Hummer®, Cadillac®, Dodge®, GMC®, Ford® Plymouth®, Jeep®, and Chrysler® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com™; and www.americanbiker.com™. The Company plans to establish additional e-commerce web sites as other product lines are established. Another recent addition includes a corporate website, www.nextinc.net, which gives information to the general public about the Company.

 Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2004, and May 31, 2005. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB/A.

	Three Months Ended May 31,		Six Months Ended May 31,

	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,916,114	$4,695,583	$7,721,535	$9,413,595
Cost of sales	2,744,727	3,468,469	5,275,407	6,719,175
Gross profit	1,171,387	1,227,114	2,446,128	2,694,420
Operating and Other Expenses:
General and administrative	490,288	611,563	1,009,000	1,267,523
Royalty and commission expense	467,627	391,221	884,875	887,088
Corporate expenses	236,441	184,729	516,854	448,132
Interest expense	113,764	137,987	231,335	255,222
Other (income) expense	625,784	(13,894)	612,250	(36,555)
Total operating and other expense	1,933,904	1,311,606	3,254,314	2,821,410
Loss, before income taxes	(762,517)	(84,492)	(808,186)	(126,990)
Benefit for income taxes	(361,579)	(30,947)	(379,847)	(44,076)
Net loss	$(400,938)	$(53,545)	$(428,339)	$(82,914)

Net Sales

Net sales increased 20.0% to $4,695,583 for the three months ended May 31, 2005, from $3,916,114 for the three months ended May 31, 2004. The growth in sales related to Choice was $975,009, which was not in the prior three months ending May 31, 2004, offset by a decline in base sales of $195,540.  Net sales increased 21.9% to $9,413,595 for the six months ended May 31, 2005 from $7,721,535 for the six months ended May 31, 2004. The increase in sales is twofold: 15.6% from sales related to Choice and 6.3% related to base sales.  The increase in base sales is in four existing national retail customers that purchased increased amounts of automotive licensed products; partially offset by a reduction in one major national customer.  Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 73.9% for the three months ended May 31, 2005, compared to 70.1% of the Company’s sales for the three months ended May 31, 2004. This increase in cost as a percentage of sales relates to the lower margin private label business related to Choice which are blank (non-decorated) goods. Cost of sales was 71.4% for the six months ended May 31, 2005, compared to 68.3% of the Company’s sales for the six months ended May 31, 2004. This increase in cost as a percentage of sales resulted primarily from the higher mix of Choice International sales in the second quarter, and increased domestic purchasing and reduced imports due to difficulties our primary vendors incurred with customs during the first quarter of 2005.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $611,563 (13.0 % of sales) for the three months ended May 31, 2005, compared to $490,288 (12.5 % of sales) for the three months ended May 31, 2004. The primary increase in expenses is related to the addition of the Choice office, which the Company did not have in the three months ended May 31, 2004 or $80,977 (1.7 % of sales) for the quarter ended May 31, 2005.  General and administrative expenses were $1,267,523 (13.5% of sales) for the six months ended May 31, 2005, compared to $1,009,000 (13.1% of sales) for the six months ended May 31, 2004. The primary increase in expenses, $180,635 (1.9% of sales) relates to the addition of the Choice office, the remaining $77,888 (0.8% of sales) increase in cost is primarily related to catalogs and printing cost.

Royalty and commission expenses were $391,221 (8.3% of sales) for the three months ended May 31, 2005, compared to $467,627 (11.9% of sales) for the three months ended May 31, 2004. The decrease in expense was directly related to a lower volume of licensed products, and more in-house related sales. Royalty and commission expenses were $887,088 (9.4% of sales) for the six months ended May 31, 2005, compared to $884,875 (11.5% of sales) for the six months ended May 31, 2004. The decrease again is related to a lower volume of licensed products coupled with higher in-house related sales.

Corporate expenses were $184,729 for the three months ended May 31, 2005, compared to $236,441 for the three months ended May 31, 2004. The decrease in corporate expenses was a result of lower banking fees due to change in primary banks from previous year, and reduced professional fees related to outside consultants. Corporate expenses were $448,132 for the six months ended May 31, 2005, compared to $516,854 for the six months ended May 31, 2004. The expense reduction relates to lower banking fees and lower professional fees related to outside consultants.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $137,987 for the three months ended May 31, 2005, compared to $113,764 for the three months ended May 31, 2004.  The increase in interest expense is related to higher rates than previous year and increased debt. Interest expense was $255,222 for the six months ended May 31, 2005, compared to $231,335 for the six months ended May 31, 2004. The increase in interest relates to higher interest rates and increased debt.

Other income was $13,894 for the three months period ending May 31, 2005, as compared to a net expense of $625,784 for the three months ended May 31, 2004. The Company had a one time write off in the second quarter of 2004 related to fees and expenses of its former bank in the amount of $501,000 and legal fees of $138,000. Other income was $36,555 for the six months ended May 31, 2005, compared to a net expense of $612,250 for the six months ended May 31, 2004. The change between the periods relates to the one-time write off of $639,000 for fees and expenses related to the Company’s former bank and additional legal cost.

The benefit for income taxes for the three months ended May 31, 2005, was $30,947, which is attributable to the Company’s quarterly operating loss adjusted by book and income tax recognition of temporary differences. The benefit for income taxes for the three-month period ended May 31, 2004, was $361,579, which was higher related to the pre-tax loss and recognition of book and tax temporary differences.  The benefit for income taxes for the six months ended May 31, 2005 was $44,076, compared to $379,847 for the six months ended May 31, 2004. The reduced benefit for income taxes is attributable to the reduced loss adjusted by book and income tax recognition of temporary differences.

Financial Position, Capital Resources, and Liquidity – May 31, 2005 and November 30, 2004

At May 31, 2005, working capital was $7,733,613 representing a decrease of $1,867,066 from working capital at November 30, 2004 of $9,600,679.  The decrease in working capital was primarily due to an increase in short term debt of $2,743,967 from long term debt associated with the due date of the note on the plant, building, and equipment. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $9,000,000 of which the Company has drawn $5,938,479 as of May 31, 2005. This credit facility matures on April 1, 2007, and is governed by various financial covenants. The First Federal Savings Bank Promissory Notes consist of one principal loan in the amount of $2,743,967 payable in monthly installments of $26,000 of principal and interest and with a balloon payment of $2,625,334 due January 16, 2006. The Company has entered into two credit agreements in 2005 to purchase a warehouse and certain production equipment; the debt instruments are $365,000 (15 years at 7%) and $250,500 (5 years at 6.75%) when fully drawn.

The Company’s principal use of cash is for operating activities and working capital. Cash used in operations in the six months ended May 31, 2005, was $665,225 as compared to $456,536 of cash used in operations for the six months ended May 31, 2004. The increase in cash provided stemmed primarily from inventory purchases which relate to third quarter planned sales.

Cash used for investing activities was $1,112,449 for the six months ended May 31, 2005, compared to $166,675 for the six months ended May 31, 2004. The Company’s investing activities during these periods were the purchase of a warehouse and corresponding improvements at $615,360, production equipment in the amount of $228,000, other routine capital expenditures totaling $86,869, acquisition costs paid of $100,000, and intangible assets acquired in the amount of $92,220.

Net cash provided by financing activities was $1,745,662 for the six months ended May 31, 2005, compared to $152,355 for the six months ended May 31, 2004. The proceeds of common stock issued in the six month period  ended May 31, 2005 of $2,691,000 was applied against the Company’s revolving credit facility as required by the loan agreement. The net change in cash provided between the six months ending May 31, 2005, and May 31, 2004 relate to the cash received from issuance of common stock in the six months ending May 31, 2005, and the issuance of preferred stock in the six months ending May 31, 2004.

On May 26, 2005, the credit agreement between the Company and National City Bank of Indiana was amended to increase the line of credit to $9,000,000 and extend the term thereof until April 1, 2007.  The amendment to the line of credit allows the Company to reduce the limitation on advances based on eligible inventory.  The agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (6.0% was the published rate at May 31, 2005) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, and certain personal assets and personal guarantees of the Company’s Chief Executive Officer and Chief Financial Officer collateralize borrowings under the facility.

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca” and collectively with Bonanza and Mid South, the “Purchasers”), and raised $2,990,000 in a private placement. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, the Company issued Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of common stock, issued to MidSouth 250,000 shares and a warrant to purchase 125,000 shares of common stock, and issued to Itasca 50,000 shares and a warrant to purchase 25,000 shares of common stock. The shares of common stock were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company has issued a warrant to purchase 115,000 shares of common stock to Dougherty & Company, LLC Investment Bankers for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price of the Company’s common stock must be equal to at least $2.10 for ten consecutive trading days to exercise a purchase. The total offering price was $2,990,000 in cash, less fees of $299,000, for a net cash infusion of $2,691,000.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement, 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of  $1,471,500, which was utilized for working capital and debt reduction. The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of July 7, 2005 GCA Strategic Investment Fund Limited had converted 1,580 shares of Preferred Stock to 1,396,320 shares of Common which leaves $170,000 of Preferred stock remaining to convert.

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

On January 24, 2005, the Company entered into a Securities Purchase Agreement with Bonanza Master Fund, Ltd., MidSouth Investor Fund, L.P., and Itasca Capital Partners LLC (collectively, the “Purchasers”) and raised $2,990,000 in a private placement. None of the Purchasers has any material relationship with the Company. Pursuant to the Securities Purchase Agreement, the Company issued Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of common stock, issued to MidSouth 250,000 shares and a warrant to purchase 125,000 shares of common stock, and issued to Itasca 50,000 shares of common stock and a warrant to purchase 25,000 shares of common stock. The shares of common stock were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company has issued a warrant to purchase 115,000 shares of common stock to Dougherty & Company, LLC Investment Bankers for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price of the Company’s common stock must be equal to at least $2.10 for ten consecutive trading days to exercise a purchase.  The total offering price was $2,990,000 in cash, less fees of $299,000, for a net cash infusion of $2,691,000.

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

(3)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(4)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.

(b)

Reports of Form 8-K

(1)  A report on Form 8-K dated June 6, 2005, reporting a press release on an amendment to line of credit facility with National City Bank of Indiana, a division of National City Corporation.

(2) A report on Form 8-K dated May 16, 2005, reporting the issuance of a press release concerning projected sales figures for the second and third quarters of the 2005 fiscal year.

(3) A report on Form 8-K dated April 25, 2005, disclosing the contents of an interview of the Company’s chief executive officer William B. Hensley III with The Wall Street Transcript published April 25, 2005.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

July 7, 2005

By:  /s/ William B. Hensley III

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