Form 10QSB
period 2005-08-31
NEXT INC/TN
filed 2005-10-06
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2005

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of October 6, 2005 was 18,772,740.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of August 31, 2005

3

Condensed Consolidated Statements of Operations for the three months and nine months ended

August 31, 2004 and August 31, 2005

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

August 31, 2004 and August 31, 2005

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

11

Item 3. Controls and Procedures.

15

Part II – Other Information

Item 1. Legal Proceedings

15

Item 2. Unregistered Sales of Equity Security and Use of Proceeds

15

Item 6.  Exhibits and Reports on Form 8-K

15

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

August 31, 2005
(unaudited)
Assets

Current assets:
Cash	$114,131
Accounts receivable, net	5,489,539
Inventories	8,391,907
Prepaid expenses and other current assets	484,142
Deferred taxes, current	521,959
Total current assets	15,001,678
Property, plant and equipment, net	3,013,812
Goodwill	4,873,088
Other assets, net	1,135,602
Total Assets	$24,024,180

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,035,293
Accrued expenses and other current liabilities	1,177,968
Short-term debt and current maturities	920,159
Total current liabilities	4,133,420
Long-term debt, less current maturities Deferred taxes	10,605,158 382,575
Other non-current liabilities	150,000
Total liabilities	15,271,153
Commitments and contingencies	--
Stockholders’ equity	8,753,027
Total Liabilities and Stockholders’ Equity	$24,024,180

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	August 31, 2004	August 31, 2005
	(unaudited)	(unaudited)
Net sales	$6,059,394	$8,449,548
Cost of sales	4,259,502	6,266,076
Gross profit	1,799,892	2,183,472

General administrative and selling expenses	1,564,461	1,832,962
Operating income	235,431	350,510

Interest	(111,299)	(181,292)
Other income (expense)	24,197	(5,593)
Income before income taxes	148,329	163,625

Provision for income taxes	38,656	60,181
Net income	109,673	103,444
Net income per share, basic and diluted	$.01	$.01
Weighted average shares outstanding, basic	14,686,526	18,743,853
Weighted average shares outstanding, diluted	15,090,103	19,006,311

	Nine Months Ended
	August 31, 2004	August 31, 2005
	(unaudited)	(unaudited)
Net sales	$13,780,929	$17,863,143
Cost of sales	9,534,909	12,985,251
Gross profit	4,246,020	4,877,892

General administrative and selling expenses	3,975,190	4,435,706
Operating income	270,830	442,186

Interest	(342,634)	(436,514)
Other income (expense)	(588,053)	30,961
Income (loss) before income taxes	(659,857)	36,633

Provision (benefit) for income taxes	(341,191)	16,104
Net income (loss)	(318,666)	20,529
Net income (loss) per share, basic and diluted	$(.02)	$--
Weighted average shares outstanding, basic	14,358,797	18,177,618
Weighted average shares outstanding, diluted	14,783,192	18,519,794

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months Ended
		August 31, 2004		August 31, 2005
		(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)		$(318,666)		$20,529
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		367,385		488,368
Noncash compensation		65,801		4,854
Noncash fees		309,109		33,500
Bad debt expense		(2,082)		57,768
Deferred taxes		(341,191)		16,104
Changes in operating assets and liabilities:
Accounts receivable		(1,724,148)		(410,997)
Inventories		(2,244,387)		(1,702,225)
Prepaid expenses		(164,869)		(41,547)
Other current assets		(136,655)		(81,361)
Accounts payable		1,322,739		(710,554)
Accrued expenses and other liabilities		1,013,326		307,585
Total adjustments		(1,534,972)		(2,038,505)
Net cash used in operating activities		(1,853,638)		(2,017,976)

Cash flows from investing activities:
Purchases of property, plant and equipment		(413,548)		(1,018,658)
Cash received from proceeds on sale of asset		9,250		--
Cash paid for acquisition costs		--		(355,513)
Cash paid for intangible assets		(194,639)		(151,467)
Net cash used in investing activities		(598,937)		(1,525,638)

Cash flows from financing activities:
Revolving credit facility, net		419,792		198,464
Proceeds from loans and notes payable, bank		1,092,820		1,115,501
Repayments of long terms debt, loans and notes payable, bank		(742,263)		(595,348)
Cash paid for investment transaction		(190,567)		(64,738)
Issuance of common stock		7,750		2,691,000
Issuance of preferred stock, net		1,471,501		650
Net cash provided by financing activities		2,059,033		3,345,529

Net decrease in cash		(393,542)		(198,085)
Cash, beginning of period		596,430		312,216
Cash, end of period		$202,888		$114,131

Supplemental Information:
Cash paid during the period for interest		$354,086		$447,662
Non-Cash Investing and Financing Activities:
Equity securities issued in payment of notes payable		$90,000	$	---
Equity securities issued for services		$225,584	$	---
Equity securities issued for acquisition of S-2-S	$	---		$150,750
Refinancing - line of credit		$4,602,010	$	---
Equity securities issued to acquire customer list	$	---		$77,500
Equity securities retired for purchase of note	$	---		$(122,400)
Equity securities retired to reduce vendor obligation	$	---		$(256,710)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of six wholly owned operating subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), (ii) Blue Sky Graphics, Inc. (“Blue Sky”), (iii) CMJ Ventures, Inc. (“CMJ”), (iv) Lil’ Fan, Inc. (“Lil’ Fan”) , (v) Choice International, Inc. (“Choice”), and (vi) S-2-S Acquisition Corporation (“S-2-S”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at August  31, 2005, and its results of operations and cash flows for the three and nine months ended August 31, 2004 and August 31, 2005.   Operating results for the three and nine months ended August 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2005.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has over the last three years, developed a large, diverse, and distinguished customer base of traditional retailers, that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, S2S, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three months ended August 31, 2005 one large retail customer accounted for 45% of total sales. During the nine months ended August 31, 2005, the Company’s sales to four customers made up 62.5% of total sales. The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

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

3.

Inventories

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of August 31, 2005, consisted of the following:

Raw materials	$5,968,399
Finished goods	2,423,508
$8,391,907

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at August 31, 2005, are as follows:

Current asset: Accounts receivable allowance	$33,283
Net operating loss carryforwards	488,646
Current deferred tax asset	$521,929
Non-current liability:
Property, plant and equipment	$259,429
Goodwill and other intangibles	123,146
Long-term deferred tax liability	$382,575

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at August 31, 2005 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$-	$7,106,251
Notes payable	912,555	3,498,907
Capital lease obligations	7,604	-
Total	$920,159	$10,605,158

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

On September 30, 2005, the Company entered into a new agreement with First Federal Savings Bank of Wabash to refinance three existing notes totaling $3,225,809. The first note on plant, building, and equipment, had an outstanding balance, including accrued interest, of $2,672,922.  Two other notes on various equipment had outstanding balances, including accrued interest, of $155,470 and $365,479.  Loan originations fees of $31,938 were also included in the refinancing.  The new loan has a term of 15 years.  The Company will make principal and interest payments of $29,263 over a 5 year term at 7.0% interest.  After 5 years, the note becomes a variable rate loan and the interest rates and amounts due for principal and interest could change.

On August 12, 2005 the Company assumed $172,000 of debt from the acquisition of Sports-2-Schools, LLC. This debt is with McIntosh Commercial Bank of Carrollton Georgia and carries an interest rate of prime plus 2%, or 8.5% as of August 31, 2005. The maturity date is November 27, 2005.

On February 24, 2005, the Company entered into a credit agreement with First Federal Savings Bank of Wabash to finance the purchase of a warehouse in the amount of $365,000. The Company has renovated and consolidated all offsite inventories into this building which will reduce rental cost by $11,500 per month. This note has been combined with two existing notes in the loan refinanced on September 30, 2005.

On February 11, 2005, the Company entered into a credit agreement for $250,500 with First Federal Savings Bank of Wabash for certain production equipment purchased in 2005. The Company will make principal and interest payments over a 5 year term at 6.75% interest.

On April 15, 2004, the Company entered into a credit agreement with National City Bank of Indiana for an $8,000,000 revolving credit facility agreement which matures on April 1, 2006.  The agreement was amended on May 26, 2005, to increase the line to $9,000,000, extend the term to April 1, 2007, and reduce the limitations on advances based on eligible inventory.  The line of credit was also amended on August 12, 2005 to temporarily increase the line to $9,500,000 until November 30, 2005.  Other temporary changes due to the amendment dated August 12, 2005 were to adjust the concentrations limits for a specific national customer and reduce the limitations on advances based on eligible inventory.  The Company may draw up to the sum of 80% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventory.  The agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (6.5% was the published rate at August 31, 2005) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, and certain personal assets and personal guarantees of the Company’s Chief Executive Officer and Chief Financial Officer collateralize borrowings under the facility.

On January 20, 2004, the Company entered into a subordinated loan agreement with Next Investors, LLC for $400,000. The purpose of this loan was to provide working capital to be repaid out of a future equity infusion. The loan had a 4% interest rate and a maturity date of January 2006.  This loan was repaid in the second quarter ending May 31, 2005. On July 20, 2005 the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000. The purpose of the loan was to provide working capital due to higher seasonal sales in the third and fourth quarters. The loan has an interest rate of 7.25% and maturity is November 28, 2005.

6.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

At August 31, 2005
(unaudited)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	$-
Common stock, $.001 par value; 50,000,000 shares authorized, 18,760,740 shares issued and outstanding	18,761
Additional paid in capital	7,480,004
Retained earnings	1,284,595
Unearned compensation	(30,333)
Total stockholders’ equity	$8,753,027

The Company has assumed the 2001 Next Stock Option Plan (the “Next Plan”) and all pre-existing options granted thereunder.  The issue date of the Next Plan was December 19, 2002 and the Company assumed it on February 1, 2003.  Pursuant to the terms of the Next Plan and the assumption agreement, any options to acquire shares of Next’s common stock previously granted under the plan shall be replaced with options to acquire shares of the Company’s common stock. 503,000 options have been granted under the Next Plan, of which 5,000 have been cancelled, with each option vesting on the two-year anniversary of the grant date.  The options expire on December 19, 2008. In 2003, the Company issued 160,000 employee options; 60,000 issued at $0.20, which vested December 19, 2003; 25,000 at $0.50 which vested on June 5, 2005; and 75,000 at $1.01 which vested on June 19, 2005. The 160,000 options granted in 2003 all have five-year expirations from the date of the grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. In 2004 the Company issued 286,500 employee options, of which 40,000 have been cancelled, at $1.07, which vest on December 15, 2005. In 2005 the Company issued 237,500 employee options, of which 7,500 have been cancelled, at $1.50 which vest on December 17, 2007. These options all have five-year expirations from the date of grant and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options issued in 2003, 2004, and 2005 were all issued at market value and as such no expense was recorded. As of August 31, 2005, 313,000 options were vested of the total 1,187,000 options granted, 345,000 options have been exercised, 52,500 options cancelled and 476,500 options have not vested.

On August 25, 2005, Mr. Mark Syphers, a principal of Choice, cancelled 199,000 shares of common stock and returned these shares to the Company to reduce the obligation due from a vendor of which he was formerly an officer. The transaction was valued at the market price or $256,710.

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

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement, 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited.  The Company received net proceeds of  $1,471,500, which were utilized for working capital and debt reduction.  The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of August 31, 2005, GCA Strategic Investment Fund Limited had converted the entire 1,750 shares of Preferred Stock to 1,582,754 shares of Common Stock.

7.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings (Loss) Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended August 31, 2005 and August 31, 2004 are calculated on the basis of the weighted average number of common shares outstanding.

8.

Acquisition of Sports-2-Schools, LLC

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated August 12, 2005, by and among S-2-S Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, Sports-2-Schools, LLC., a Kentucky corporation, and Buck Swindle Associates, a Purchase Price Addendum Agreement dated August 12, 2005 by and among Allen Gaddis, Gaddco, Inc., S-2-S and the Company and a Purchase Price Addendum agreement dated August 12, 2005 by and among Dr. Jim Ingram, S-2-S, and the Company , through its subsidiary S-2-S Acquisition Corporation, acquired certain assets of Sports-2-Schools, LLC, including a customer list, license agreements and a vendor number to a large retailer. The Company assumed $172,000 in debt as part of the transaction. S-2-S is in the licensed sportswear business.

Consideration for the acquisition was: $50,000 in cash, 50,000 shares of the Company’s common stock and up to an additional 575,000 shares of common stock, on a deferred basis (November 30, 2006, 2007, 2008) and $600,000 in cash both pursuant to a performance based earn-out arrangement. The financial terms of the transaction were determined by negotiation between representatives of the Company and Sports-2-Schools, LLC. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company intends to continue to operate the business of S-2-S, after the acquisition through a new independent sales staff.

The S-2-S acquisition was made to expand the Company’s distribution and customer base. Goodwill was acquired since management believes that the future value of the combined profit margins will be enhanced. The results of operations of S-2-S are included in the consolidated financial statement of the Company commencing August 12, 2005. The Company did not acquire any assets other than goodwill, customer list, license agreements, and a vendor number with a large retailer that is a new customer to the company. The Company  assumed $172,000 of bank debt.

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

•

Licensing and distribution agreements with Sturgis “Bike Rally”, Professional Bull Riders, James Dean 50th commemorative anniversary, the 3 Stooges, Fellowship of Christian Athletics .

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

 Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2004, and August 31, 2005. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB/A.

	Three Months Ended August 31,		Nine Months Ended August 31,

	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$6,059,394	$8,449,548	$13,780,929	$17,863,143
Cost of sales	4,259,502	6,266,076	9,534,909	12,985,251
Gross profit	1,799,892	2,183,472	4,246,020	4,877,892
Operating and Other Expenses:
General and administrative	563,663	700,707	1,572,663	1,968,230
Royalty and commission expense	765,724	888,008	1,650,599	1,775,096
Corporate expenses	235,074	244,247	751,928	692,380
Interest expense	111,299	181,292	342,634	436,514
Other (income) expense	(24,197)	5,593	588,053	(30,961)
Total operating and other expense	1,651,563	2,019,847	4,905,877	4,841,259
Income (loss) before income taxes	148,329	163,625	(659,857)	36,633
Provision (benefit) for income taxes	38,656	60,181	(341,191)	16,104
Net income (loss)	$109,673	$103,444	$(318,666)	$20,529

Net Sales

Net sales increased 39.4% to $8,449,548 for the three months ended August 31, 2005, from $6,059,394 for the three months ended August 31, 2004. The growth in sales is primarily attributable to an increase in one major national retail customer account that comprised 45% of total sales in the third quarter.  Net sales increased 29.6% to $17,863,143 for the nine months ended August 31, 2005, from $13,780,929 for the nine months ended August 31, 2004. The increase in sales is twofold: 10.3% from sales related to Choice and 19.3% related to existing customers.  The increase in existing sales is in three existing national retail customers that purchased increased amounts of automotive licensed and college products; partially offset by a reduction in one major national customer.  Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 74.2% for the three months ended August 31, 2005, compared to 70.3% of the Company’s sales for the three months ended August 31, 2004. This increase in cost as a percentage of sales relates to the lower margin business from a major customer in the third quarter that comprised $3,824,726 or 45% of total sales. Cost of sales was 72.7% for the nine months ended August 31, 2005, compared to 69.2% of the Company’s sales for the nine months ended August 31, 2004. This increase in cost as a percentage of sales resulted primarily from the mix of Choice sales which has lower margins due to the nature of the product which is blank (non-decorated) garments, and the lower margin business related to one large national customer that comprises 26% of year-to-date sales.

Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Operating and Other Expenses

General and administrative expenses were $700,707 (8.3% of sales) for the three months ended August 31, 2005, compared to $563,663 (9.3% of sales) for the three months ended August 31, 2004. The primary increase in expenses is related to the addition of the Choice office, which the Company did not have in the three months ended August 31, 2004 or $142,037 (1.7% of sales) for the quarter ended August 31, 2005.  General and administrative expenses were $1,968,230 (11.0% of sales) for the nine months ended August 31, 2005, compared to $1,572,663 (11.4% of sales) for the nine months ended August 31, 2004. The primary increase in expenses, $322,672 (1.8% of sales) relates to the addition of the Choice office.

Royalty and commission expenses were $888,008 (10.5% of sales) for the three months ended August 31, 2005, compared to $765,724 (12.6% of sales) for the three months ended August 31, 2004. The increase in expense was directly related to a higher volume of licensed products sales. Royalty and commission expenses were $1,775,096 (9.9% of sales) for the nine months ended August 31, 2005, compared to $1,650,599 (11.9% of sales) for the nine months ended August 31, 2004. The increase in expense is related to higher volume of sales related to licensed products.

Corporate expenses were $244,247 for the three months ended August 31, 2005, compared to $235,074 for the three months ended August 31, 2004. The increase in corporate expenses was a result of increased payroll cost as an additional person has been hired for credit and collection support in the third quarter. Corporate expenses were $692,380 for the nine months ended August 31, 2005, compared to $751,928 for the nine months ended August, 2004. The expense reduction relates to lower banking fees and lower professional fees related to outside consultants.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $181,292 for the three months ended August 31, 2005, compared to $111,299 for the three months ended August 31, 2004.  The increase in interest expense is related to higher rates than previous year and increased debt. Interest expense was $436,514 for the nine months ended August 31, 2005, compared to $342,634 for the nine months ended August 31, 2004. The increase in interest relates to higher interest rates and increased debt.

Other income/expense was $5,593 of expense for the three months ending August 31, 2005, as compared to other income of $24,197 for the three months ended August 31, 2004. Higher amortization cost was recorded in 2005 and timing differences of other miscellaneous income were recorded in 2004 which accounts for the change. For the nine months ended August 31, 2005 the company had miscellaneous income of $30,961. However for the nine months ended August 31, 2004 the Company had other expense of $588,053 which related to a one time write off of fees and expenses of its former bank in the amount of $501,000 and legal fees of $138,000, net of miscellaneous income of $50,947.

The provision for income taxes for the three months ended August 31, 2005, was $60,181, which is attributable to the Company’s quarterly operating income adjusted by book and income tax recognition of temporary differences. The provision for income taxes for the three-month period ended August 31, 2004, was $38,656, which was higher related to the pre-tax loss and recognition of book and tax temporary differences.  The provision for income taxes for the nine months ended August 31, 2005 was $16,104, compared to a benefit of $341,191 for the nine months ended August  31, 2004. The change in 2005 from 2004 for income taxes is attributable to the operating profit in the current year versus the loss in prior year adjusted by book and income tax recognition of temporary differences. Tax computations change annually as the prior year tax returns are filed within the current year; these modifications may affect the related percentage of tax to pre-tax income. The Company’s 2004 tax return was filed in August 2005; therefore, computations have been updated which affect book and tax recognition of temporary difference.

Financial Position, Capital Resources, and Liquidity – August 31, 2005 and November 30, 2004

At August 31, 2005, working capital was $10,868,258 representing an increase of $1,267,579 from working capital at November 30, 2004 of $9,600,679.  The increase in working capital was primarily due to an increase in short term debt due to the refinancing of the note on the plant, building, and equipment. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $9,000,000 of which the Company has drawn $7,106,251 as of August 31, 2005. This credit facility matures on April 1, 2007, and is governed by various financial covenants. The First Federal Savings Bank Promissory Notes consist of one principal loan in the amount of $3,225,809 payable in monthly installments of $29,263 of principal and interest. The Company has entered into two credit agreements in 2005 to purchase a warehouse and certain production equipment; the debt instruments are $365,000 (included in $3.2 million loan above when refinanced) and $250,500 (5 years at 6.75%).

The Company’s principal use of cash is for operating activities and working capital. Cash used in operations in the nine months ended August 31, 2005, was $2,017,976 as compared to $1,853,638 of cash used in operations for the nine months ended August 31, 2004. The increase in cash used related primarily to reduced receivables, increase in deferred taxes, and reduction of accounts payable and accrued expenses offset by higher net income, and lower inventory purchases.

Cash used for investing activities was $1,525,638 for the nine months ended August 31, 2005, compared to $598,937 for the nine months ended August 31, 2004. The Company’s investing activities during these periods were the purchase of a warehouse and corresponding improvements at $615,360, production equipment in the amount of $228,000, other routine capital expenditures totaling $175,298, acquisition costs paid of $355,513, and intangible assets acquired in the amount of $151,467.

Net cash provided by financing activities was $3,345,529 for the nine months ended August 31, 2005, compared to $2,059,033 for the nine months ended August 31, 2004. The proceeds of common stock issued in the nine month period  ended August 31, 2005 of $2,691,000 was applied against the Company’s revolving credit facility as required by the loan agreement. The net change in cash provided between the nine months ending August 31, 2005, and August 31, 2004 relate to the cash received from issuance of common stock in the nine months ending August 31, 2005, and the issuance of preferred stock in the nine months ending August 31, 2004.

On August 12, 2005, the credit agreement between the Company and National City Bank of Indiana was amended to temporarily increase the Company’s line of credit to $9,500,000, reduce limitations on advances based on eligible inventory, and increase the concentration limits for a specific national customer.  On May 26, 2005, the credit agreement between the Company and National City Bank of Indiana was amended to increase the line of credit to $9,000,000 and extend the term thereof until April 1, 2007.  The amendment to the line of credit allows the Company to reduce the limitation on advances based on eligible inventory.  The agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (6.5% was the published rate at August 31, 2005) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, and certain personal assets and personal guarantees of the Company’s Chief Executive Officer and Chief Financial Officer collateralize borrowings under the facility.

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

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement, 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of  $1,471,500, which was utilized for working capital and debt reduction. The Company has registered these shares but will receive no proceeds related to the sale of the securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. As of August 31, 2005 GCA Strategic Investment Fund Limited had converted the entire 1,750 shares of Preferred Stock to 1,582,754 shares of Common Stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2004, the Company entered into a Subscription and Securities Purchase Agreement with GCA Strategic Investment Fund pursuant to which the Company issued 1,750 shares of its Series A Convertible Preferred Stock and warrants to purchase 358,000 shares of common stock to GCA Strategic Investment Fund for $1.75 million. The warrant price is $1.88 and expires on April 8, 2009. This transaction was exempt from registration requirements under Section 506 of Regulation D of the Securities Act of 1933 because GCA Strategic Investment Fund is an accredited investor experienced in investments of this type.  Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, by dividing One Thousand ($1,000) by the market price of the common stock. All of the 1,750 shares of Series A Convertible Preferred Stock have been converted  into shares of common stock as of August 31, 2005.

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

Item 6.   Exhibits and Reports on Form 8-K

 (a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Sports-2-Schools, LLC and Buck Swindle Associates, Inc.
2.2	Purchase Price Addendum Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Next, Inc., Allen Gaddis, and Gaddco, Inc.
2.3	Purchase Price Addendum Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Next, Inc. and Dr. Jim Ingram.
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. (2)
10.2	Form of Warrant dated January 25, 2005. (3)
10.3	Registration Rights Agreement dated January 24, 2005. (4)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certification.
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

(3)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(4)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.

(5)

Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 12, 2005.

(6)

Incorporated by reference from Exhibit 2.2 of the registrant’s Form 8-K dated August 12, 2005.

(7)

Incorporated by reference from Exhibit 2.3 of the registrant’s Form 8-K dated August 12, 2005.

(b)

Reports of Form 8-K

(1)  A report on Form 8-K dated August 12, 2005, reporting the acquisition of certain assets of Sports-2-Schools, LLC.

(2) A report on Form 8-K dated August 12, 2005, reporting an amendment to the line of credit facility with National City Bank of Indiana.

(3) A report on Form 8-K dated July 20, 2005, reporting the execution of a promissory note to Next Investors, LLC.

(4) A report on Form 8-K dated July 18, 2005, reporting a change in the registrant’s certifying accountant from Tauber & Balser, PC to Joseph Decosimo and Company, PLLC.

(5) A report on Form 8-K dated July 7, 2005, reporting the Company’s earnings for the fiscal quarter ended May 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

October 6, 2005

By:  /s/ William B. Hensley III

William B. Hensley III,

Chief Executive Officer

By:  /s/ Charles L. Thompson

Charles L. Thompson,

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

(a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Sports-2-Schools, LLC and Buck Swindle Associates, Inc.
2.2	Purchase Price Addendum Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Next, Inc., Allen Gaddis, and Gaddco, Inc.
2.3	Purchase Price Addendum Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Next, Inc., and Dr. Jim Ingram.
3.1	Certificate of Designations – Series A Convertible Preferred Stock. (1)
10.1	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. (2)
10.2	Form of Warrant dated January 25, 2005. (3)
10.3	Registration Rights Agreement dated January 24, 2005. (4)
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32	Section 906 Chief Executive Officer Certification and Chief Financial Officer Certification.
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

(3)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(4)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.

(5)

Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 12, 2005.

(6)

Incorporated by reference from Exhibit 2.2 of the registrant’s Form 8-K dated August 12, 2005.

(7)

Incorporated by reference from Exhibit 2.3 of the registrant’s Form 8-K dated August 12, 2005.