Form 10KSB
period 2005-11-30
NEXT INC/TN
filed 2006-02-24
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2005

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

Check whether the issuer is required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.      Yes  ☒    No  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No  ☒

The issuer’s revenue for the fiscal year ended November 30, 2005 was $26,677,155.

As of February 23, 2006 the aggregate market value of the Company’s common stock was approximately US $7,062,752 which value, solely for the purposes of this calculation, excludes common stock held by the Company’s affiliates, including major shareholders, officers, and directors. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of shares of the Issuer’s common stock issued and outstanding as of February 23, 2006 was 18,296,740.

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

NEXT, INC.

PART I

ITEM 1.

BUSINESS

BUSINESS DEVELOPMENT. Next, Inc., a Delaware corporation, was formed January 2, 1987. It has six wholly owned operating subsidiaries: (i) Next Marketing Inc., a Delaware corporation (“Next Marketing”), (ii) Blue Sky Graphics, Inc., a Delaware corporation (“Blue Sky”), (iii) CMJ Ventures, Inc., a Florida corporation (“CMJ”), (iv) Lil’ Fan, Inc., a Delaware corporation (“Lil’ Fan”), (v) Choice International Inc., a Delaware corporation (“Choice”), and (vi) S-2-S Acquisition Corporation, a Delaware corporation, (“S2S”) . All references herein to the “Company,” “we,” “us,” “our” or “Next” refer to Next, Inc. and its subsidiaries.

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

The Subsidiaries. Blue Sky and Next Marketing became indirect subsidiaries of the Company at the time of the Exchange and on December 27, 2002, following the merger between Sporting Magic, Inc. and Next, Inc., became wholly owned subsidiaries of the Company. Blue Sky and Next Marketing (and their respective predecessors) have been in existence since 1989 and 1997, respectively, and were prior to the Exchange owned and controlled by two of the Company’s principal stockholders. CMJ became a subsidiary of the Company on June 1, 2002 pursuant to the terms of an Agreement and Plan of Merger dated as of March 1, 2002, as amended on May 16, 2002 and May 15, 2003. On July 31, 2003, the Company acquired substantially all of the assets of Lil’ Fan, Inc., the right to sell all items previously sold by Stan Howard & Associates, and Stan Howard & Associates, Inc. through a subsidiary that is now Lil’ Fan. On October 31, 2004, the Company acquired substantially all of the assets of Choice, the right to purchase goods through an international source, and the right to sell all items through a customer base previously sold by the principals through a subsidiary that is now Choice. On August 12, 2005, the Company acquired certain assets of Sports-2-Schools, LLC, the right to sell all items previously sold by Buck Swindle Associates, Inc. and the vendor number for a major customer through a subsidiary named S-2-S Acquisition Corporation.

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

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others;

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, Indianapolis Motor Speedway, Professional Bull Riders, James Dean 50th commemorative anniversary, the 3 Stooges, Fellowship of Christian Athletics, Legendary Notre Dame Quarterbacks, and GRITS.

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

OPERATIONS. The Company is one of the larger companies in the highly fragmented licensed promotional products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•

High quality, imprinted sportswear. Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of costing, and effectively sourcing its products from international suppliers. The Company’s facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as: (a) for customized imprinted sportswear that, due to the uniqueness of the product, is not suited for the standardized long runs of offshore production, (b) for “hot market” reorders of just-in-time inventory such as for major sporting events, and (c) for demand that exceeds forecasts leading to the need for quick replenishment orders. The Wabash facility, with the capability to produce both imprinted and embroidered products, was organized by industry experts incorporating a sophisticated inventory management system with emphasis on automation of the manufacturing process effort, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to reduce costs, shorten delivery time and enhance quality control of our products.

•

Excellent design and merchandising staff. We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment and consistency in our product variety and offers our customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less than the industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead-time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.  In 2005, key suppliers included DZ Trading, Inc., Gildan, and American Unitec.

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

This comprehensive information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2005, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

COMPETITION. The promotional products and imprinted sportswear industry is highly competitive. Promotional Products Association International estimates that there are over 21,000 companies in the promotional products industry. Further, only 4% of these companies reported a size of $2.5 million or more.  Our primary distribution channels are highly fragmented with substantial competition from other distributors of promotional products. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which Management believes enhance the Company’s brands.

CUSTOMER BASE. During the past four years, the Company has made a concerted effort to expand its customer base. As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains to specialty retailers, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program will be evident in fiscal year 2006 and beyond. The following represent a cross section of the Company’s customers segregated by distribution channel:

National Retail Merchants:	Goody’s, Kohl’s, Sears, K-Mart, Dillard’s, J.C. Penney, Belk, Bon-Ton, Federated Dept Stores, Wal-Mart
Specialty Retailers:	Dollar General, Sam’s Wholesale Club, Alcone Marketing Group, Boscov’s, Brylane Home Wishes, Gordmans, Von Maur, Cracker Barrel
Sporting Goods Chains:	Sports Fan, MC Sports, Delaware North Companies, Academy, Football Fanatics, Scheels Sports, The Sports Authority, Global Sports Intl.
Corporate Accounts and College Book Stores:	Nebraska Book Company, Jayhawk Spirit, Husker Hounds, Love’s Country Stores, I U Athletic Outfitters
Food & Drug Chains:	Kroger’s
Motor Sports:	Dodge, Pontiac, Chevy, GMC, Ford, Chrysler, Plymouth, Jeep dealer networks, and Motorcycle Dealers, Gift Shops
E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industries in which the Company competes are highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that include the following:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas.  According to statistics from the International Licensing Industry Merchandisers’ Association, licensing royalty revenues from collegiate and sports licensed products accounted for 17% or $996 million of the $5.8 billion dollar revenues reported in 2004, which at this time is the most current data available.  These two types of licenses make up a large percentage of the Company’s sales base.  The Company is constantly working to expand its licensing program to gain an advantage in the competitive licensed imprint sportswear business.

E-Commerce. The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; and www.americanbiker.com™. A corporate website, www.nextinc.net, gives information to the general public about the Company.

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

INDUSTRY. The Company operates in two interrelated industries – the promotional products industry and the imprinted sportswear industry:

Promotional Products Industry. The promotional products industry is highly fragmented consisting mainly of smaller privately held companies with no dominant positions. It is also a niche industry that is comprised of thousands of companies that distribute products bearing designs, logos, names, or catchy phrases. Examples of the products distributed by the companies in the industry include: imprinted sportswear, key chains, coffee mugs, pens, golf balls, mouse pads, clocks, etc. It is estimated that 30% or just over $5 billion of all promotional products sold are imprinted sportswear (wearables) products, making imprinted sportswear, by far the number one selling product of all promotional products sold.

Imprinted Sportswear Industry. The imprinted sportswear industry is a niche industry that entails value added embellishment (embroidering or screen-printing) of promotional products. The items that are imprinted include: headwear, polo shirts, long-sleeve shirts, fleece wear, shorts, jackets, beach towels, souvenir blankets and t-shirts. The imprinted sportswear is sold primarily through traditional and specialty retailers ranging from large national and regional chains to sporting goods stores, casinos, golf and tennis pro shops, souvenir shops and sports stadiums.

Trends. A significant industry trend is the evolving requirement of customers to have suppliers provide enhanced value-added services to them. A primary attribute that customers are seeking is a company’s ability to be a “one-stop shop” for all product requirements. In effect, customers are now looking to their suppliers to provide enhanced value-added services: design and graphic capabilities, fulfillment and warehousing, company store planning and execution and on-line purchasing. The corporate sales market is comprised primarily of corporations that purchase imprinted sportswear bearing the corporation’s logo, name, or a theme.

SUPPLIERS. The Company sources a significant portion of its products with international suppliers. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.  In 2005, key suppliers included DZ Trading, Inc., Gildan, and American Unitec, Inc.

EMPLOYEES. As of February 23, 2006, the Company had one hundred eighteen employees. We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND REFINANCING. On February 8, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility to April 30, 2006, and reduce the maximum availability under the revolving line of credit from $9,000,000 to $6,500,000. The amendment was dated to be effective as of February 1, 2006.  The reduced line of credit is in line with the Company’s lower sales cycle in the first part of its fiscal year and does not reduce cash availability below the calculated borrowing base. Pursuant to the amendment, National City Bank waives the Company’s non-compliance with certain obligations and covenants of the credit facility.  The Company is currently seeking a new bank to replace National City as its primary bank for working capital.

On September 30, 2005, the Company refinanced the credit facility for its main plant in Wabash, Indiana at First Federal Savings Bank in the amount of $3,225,809, which paid off the original loan of $2,672,922 due in January 2006, the warehouse loan of $365,479, and an equipment loan of $155,469.  These balances include accrued interest.  Also included in the new loan were loan origination fees of $31,939.  The interest rate is 7% and the note matures on October 15, 2020.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated August 12, 2005, by and among S-2-S Acquisition Corporation (a wholly owned subsidiary of the Company), Sports-2-Schools, LLC,  and Buck Swindle Associates, Inc., the Company, through a subsidiary, acquired certain assets of Sports-2-Schools, LLC and the right to sell all items previously sold by the principals. Sports-2-Schools, LLC’s customers, distribution networks, and vendor number diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to grow. The Company, during fiscal 2005, fully integrated the operations of Sports-2-Schools, LLC into the operating facility located in Wabash, Indiana (see NOTE 15 of the Notes to Consolidated Financial Statements contained elsewhere in this document).   As consideration for the above described acquisition, the Company issued 50,000 shares of its common stock, with up to an additional $575,000 worth of shares of its common stock to be issued on a deferred basis if certain financial targets are achieved, and up to $600,000 in cash pursuant to an earn-out arrangement.  As additional consideration, the Company paid $50,000 to Buck Swindle Associates, Inc. and forgave $205,500 of accounts receivable indebtedness to the Company.  The Company also assumed $172,000 of debt of Sports-2-Schools, LLC which was paid off in October 2005.  The shares were issued to the shareholders of Sports-2-Schools, LLC, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The transaction was negotiated with the shareholders, who were a small group of sophisticated investors knowledgeable about the Company.

On July 20, 2005, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has a 7.5% interest rate and maturity date of November 30, 2006.

On May 26, 2005, the Company entered into an amendment with National City Bank to increase the revolving credit facility to $9,000,000 and extended the maturity date to April 1, 2007, under substantially the same conditions as the original agreement.

On February 24, 2005, the Company entered into a new loan with First Federal Saving Bank of Wabash to purchase a 43,000 square foot warehouse for inventory utilization. The loan was for $365,000 and subsequently consolidated with the refinancing of main plant in Wabash on September 30, 2005. The purchase of the warehouse allowed the company to consolidate its inventory from two leased warehouses costing $11,500 per month.

On February 11, 2005, the Company entered into a new loan with First Federal Savings Bank of Wabash to purchase two screen print machines for $250,500 at 6.75% interest rate over a five year period with monthly payments of $4,895.

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, the Company issued to Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000 shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

On October 31, 2004, pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), by and among Choice Acquisition Corporation (a wholly owned subsidiary of the Company), Choice International, Inc. (“Choice”), Mark Scyphers and William Steele, the Company, through a subsidiary, acquired all of the assets of Choice and the right to sell all items previously sold by the principals. Choice’s customers, distribution networks, and purchasing channels, diversify, complement, and bolster the Company’s existing customer and distribution base (see NOTE 14 of the Notes to Consolidated Financial Statements contained elsewhere in this document).

On July 23, 2004, the Company entered into a new loan with First Federal Saving Bank for certain production equipment in the amount of $276,500 bearing interest at 6.5%. Principal and interest payments are made monthly and the loan matures November 2, 2009.

On April 15, 2004, the Company entered into a credit agreement with National City Bank for an $8,000,000 revolving credit facility which matures on April 1, 2006. Under the National City agreement the Company may draw up to the sum of 85% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventory. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (7.00 % was the published rate at November 30, 2005, and 5% at November 30, 2004).  The Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of the Chief Financial Officer and a director of the Company collateralize the borrowings under the facility. The credit agreement with National City replaces the former lender, LaSalle Business Credit, LLC and increases the Company’s borrowing base formula, reduces expenses, and extends the maturity date.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of $1,471,498, from the Preferred Stock which was utilized for working capital and debt reduction. The Company has registered these shares but will not receive proceeds related to the sale of the common stock securities. The Company also issued a Preferred Stock Warrant to GCA to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one year period which expired on March 31, 2005.

On January 20, 2004, the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be repaid out of a future equity infusion. The loans had a 4% and 6% interest rate and maturity dates of January 20, 2006 and 2005 respectively. In April 2004 of 2004 the First Federal note of $500,000 was paid off out of the proceeds of the equity infusion by GCA Strategic Investement Fund Limited. The Next Investors Note of $400,000 was paid off as of May 31, 2005.

Future Acquisitions. The Company has an ongoing effort to engage in discussions with various potential acquisition targets and expects to grow through strategic acquisitions of complimentary businesses. Management believes that additional acquisitions by the Company will allow it to further diversify its customer and distribution base, lessen its current dependence on large customers, and enhance stockholder value. The Company is not presently a party to any definitive agreements with respect to any acquisitions and there can be no assurances that any acquisition will be accomplished in the near future or at all.

Business Developments in 2005.  On November 16, 2005, the Company announced that Robert M. Budd was taking over as the Company’s chief executive officer replacing William B. Hensley who announced his retirement. Mr. Budd spent the last six years as founding partner of TBA Management Services, a consulting firm specializing in the management advisory services.

On November 1, 2005, the Company announced that its American Biker brand has joined forces with a respected and award winning bike builder, Russell Marlowe, to promote the American Biker apparel brand. American Biker and Russell Marlowe will also co-design and market an exclusive Russell Marlowe line.

On October 14, 2005, the Company entered into a licensing agreement with Grits, Inc. for the license which is composed of a variety of trademarks such as: Girls Raised in The South.

On September 9, 2005, the Company entered into a licensing agreement with Legendary Sports for the Legendary Notre Dame Quarterbacks license which is comprised of 20 quarterbacks, a group consisting of some of the biggest names in college football history and covering the most memorable, successful era of Notre Dame Fighting Irish football.

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

Loss of Licenses. A substantial portion of the Company’s revenue is derived from its licensing program and Company owned brands. The Company is a party to numerous licensing agreements to utilize “branded” logos for its products. Licenses from colleges and universities comprise the greatest segment of the Company’s licenses and these licenses are grouped into master licenses. All of these master license arrangements have duration of one to three years and may not contain automatic renewal options. Although the Company has had no difficulty renewing these license arrangements in the past and obtaining new licenses, there can be no assurance that the Company will be able to do so in the future. The loss of any one group of licenses or any master license may have a material adverse effect on the Company’s financial conditions and results of operations.

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

Dependence On Non-U.S. Suppliers. The Company sources a significant amount of its products from international suppliers.  Relationships with foreign suppliers present a greater risk of disruption due to political and economic instability than relationships with domestic suppliers.  Although the majority of the products used by the Company are available from multiple sources both domestically and internationally, any disruption in availability of products and services from these foreign suppliers could lead to increases in the Company’s product costs. The Company believes it can locate alternative products from several supplier sources to obtain the quality, and delivery standards if a disruption in international sources should occur.

Dependence Upon Key Customers. Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. During the past three years the Company has made a concerted effort to expand its customer base. The acquisition of CMJ, which sells to over five hundred specialty retailers, and the introduction of major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 9,000 auto dealers are two components of this expansion. The acquisition of Lil’ Fan also expanded the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers are complementary to the Company and do not overlap with existing customers. The acquisition of Choice further expands the customer base into a private label distribution network  The acquisition of S2S also expands the Company’s customer base to a large national retailer to which the Company has previously not sold merchandise. As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national and large regional chains to specialty retailers, corporate accounts, college book stores, motor sports, and souvenir, golf and gift shops. If the Company is unable to sustain this expansion of its customer base or if it is unable to maintain its customer base it could have a negative impact on its financial condition and results of operations.

Possible Need For Additional Financing/Capital. The Company is highly leveraged. Based upon the Company’s current level of operations and anticipated growth, the Company believes that cash flows from operations, together with its working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service. However, with the Company’s expected expansion and additional acquisitions, the Company could be required to obtain additional financing and/or capital, by private placement or in the public markets, to satisfy its requirements. There can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors. If we cannot obtain adequate funds on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.  In addition, the Company is required to refinance its credit facility with National City Bank before April 30, 2006.  The Company is currently negotiating terms of a new credit facility with potential lenders, however, the Company has not entered into a new credit facility and cannot guarantee that it will be able to do so before April 30, 2006.

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

Additional Shares. The Board of Directors has the authority to issue, without further action by the stockholders, up to 10,000,000 additional shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series.  The Company has previously issued 1,750 shares of Series A Preferred Stock, all of which have been retired.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock.

ITEM 2.

 DESCRIPTION OF PROPERTY

The Company’s executive office is located in leased office space in Chattanooga, Tennessee, under a lease for approximately 2,000 square feet that expires in 2007. The Company also leases approximately 3,000 square feet sales office in Noblesville, Indiana, under a lease, which expires in 2006, and an approximately 1,500 square feet sales office in Lexington, SC, under a lease that expires in 2007. The total lease cost for all three facilities is $5,350 per month. The Company purchased warehouse space in Wabash, Indiana in 2005 for a cost of $365,000 financed by First Federal Savings Bank of Wabash and renovated for inventory utilization. The purchase of this warehouse allowed the Company to consolidate its inventory from two leased warehouse facilities that cost $11,500 per month. The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (the “Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition. Management believes that its existing owned facilities are adequate to meet the Company’s needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder meeting on October 25, 2005. At the annual meeting, the stockholders voted upon the election of five directors, the ratification of the appointment of the Company’s independent auditors, Joseph Decosimo and Company, PLLC, and the adoption of the First Amendment to the Amended and Restated Certificate of Incorporation of Next, Inc. The votes were cast as follows:

Directors :	For	Against	Withheld	Abstentions
Ronald J. Metz	15,899,085	0	13,724	0
G. Michael Cross	15,888,745	0	14,064	0
Salvatore Geraci	15,909,085	0	13,724	0
William B. Hensley III	15,899,085	0	23,724	0
Dan F. Cooke	15,897,445	0	25,364	0

Ratification of Independent Auditors	For	Against	Withheld	Abstentions
Joseph Decosimo and Company, PLLC	15,896,431	23,742	0	2,636

Adopt First Amendment to the Amended and Restated	For	Against	Withheld	Abstentions
Certificate of Incorporation of Next, Inc.	15,823,323	45,798	0	53,688

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Low	High
2006 Fiscal Year
First Quarter (through February 23, 2006)	$ 0.58	$ 0.92
2005 Fiscal Year
First Quarter	$ 1.35	$ 1.67
Second Quarter	$ 1.05	$ 1.48
Third Quarter	$ 1.01	$ 1.30
Fourth Quarter	$ 0.85	$ 1.15
2004 Fiscal Year
First Quarter	$ 1.02	$ 1.55
Second Quarter	$ 1.20	$ 1.90
Third Quarter	$ 1.23	$ 1.60
Fourth Quarter	$ 1.30	$ 1.68

As of February 23, 2006, there were approximately 1,971 holders of record of our common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that the Company will pay cash dividends in the foreseeable future.  The Company has a covenant in the loan agreement with its primary lender that stipulates it cannot pay dividends on common stock.  However, the Company was required to pay a 2% dividend on all Preferred stock outstanding; in 2004 $15,714 and in 2005, $3,554 was paid respectively.

On August 12, 2005, the Company issued 50,000 shares of common stock, with up to an additional $575,000 worth of shares to be issued on a deferred basis in connection with the acquisition of Sports-2-Schools, LLC.  The shares were issued to the shareholders of Sports-2-Schools, LLC, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The transaction was negotiated with the shareholders, who were a small group of sophisticated investors knowledgeable about the Company.

On October 31, 2004, the Company issued 100,000 shares of common stock, with up to an additional 450,000 shares to be issued on a deferred basis pursuant to an earn-out and $200,000 in cash as consideration for the assets of Choice International, Inc. In 2005 the Company did not issue any shares associated with the initial earn-out arrangement. The shares were issued to the shareholders of Choice International, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The transaction was negotiated with the shareholders, who were a small group of sophisticated investors knowledgeable about the Company.

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

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional clothing. Many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional products and by making strategic acquisitions, it will require additional capital. Therefore, Management is continuously considering various suitable sources of equity in efforts to furnish the needed capital.

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

RESULTS OF OPERATIONS. The following table sets forth certain items in the Company’s consolidated statement of operations for the years ended November 30, 2004, and 2005, respectively. The results of operations for 2005 include the revenues of S-2-S Acquisition Corporation of $223,764 from August 12, 2005, the date of its acquisition.  The results of operations for 2004 include the revenues of Choice International of $103,296 from October 31, 2004, the date of its acquisition. These statements should be read in conjunction with the audited financial statements of the Company contained elsewhere in this Form 10-KSB.

	November 30,
	2004	2005
Net sales	$ 21,518,753	$ 26,677,155
Cost of sales	14,892,346	19,974,842
Inventory write off	—	703,948
Gross profit	6,626,407	5,998,365
Operating and other expenses:
General and administrative expense	2,241,108	2,762,502
Royalty and commission expense	2,680,462	2,763,434
Corporate expense	1,026,774	973,880
Interest expense	493,588	645,891
Other (income) expense	601,350	(21,250)
Total operating and other expense	7,043,282	7,124,457
Loss before income taxes	(416,875)	(1,126,092)
Benefit for income taxes	136,085	445,372
Net loss	$ (280,790)	$ (680,720)

NET SALES.  Net sales increased 24.0% to $26,677,155 for 2005 from $21,518,753 for 2004.  The growth in sales is primarily attributable to increased sales volume from existing customers and new customers resulting in a net increase of $4,934,638, of which $1,455,005 related to the private label business. S2S generated $223,764 of sales in 2005 that were not in 2004.

COST OF SALES. Cost of sales was $19,974,842 or 74.9% of the Company’s net sales for 2005 compared to $14,892,346 or 69.2% for 2004. The increase in cost in 2005 related to higher domestic purchasing cost due to the Chinese embargo which was in effect for the majority of the year, lower margin business related to a major retailer, and the private label business.

The Company had a one-time write off of selected inventory items based on utilization, and design for the upcoming lines in 2006; the amount was $703,948. During the fourth quarter at the direction of the new CEO, the Company changed it focus to narrow product lines related to its strategic licensing channels.  The Company also changed its policy on sample inventory and distribution, which amounted to $361,702 or 51% of the write off. In prior periods samples were distributed to outside sales representatives which did not lend itself to good internal controls.  The Company has now started charging all sales representatives for samples so these inventory items will have better internal control in the future.  The Company expects to lower its inventory base and run more efficiently as a result of these initiatives.

OPERATING AND OTHER EXPENSES. General and administrative expenses were $2,762,502 (10.4% of net sales) for 2005 compared to $2,241,108 (10.4% of net sales) for 2004. General and administrative expenses increased by $521,394 in 2005 over 2004. The increase was primarily related to cost added as a result of the Choice International operating entity, or $466,247 in 2005, as compared to $26,488 in 2004.

Royalty fees associated with licensing agreements was $1,938,473 or 7.3% of sales in 2005 and $1,614,481 or 7.5% of sales in 2004. The increase in fees is the result of the increased volume of sales of licensed products in 2005, which is the Company’s primary sales and marketing focus.  Commission expenses were $824,961 or 3.1% of sales in 2005, and $1,065,981 or 4.9% in 2004, which decreased due to reductions in payments related to lower gross profit margins to external sales personnel, who are commission based.

Corporate expense consists of full-time personnel, legal services, accounting fees, and investment professionals. While these services have resulted in significant costs, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification. Fiscal year 2005 expenses were $973,880 however expenses for 2004 were $1,026,774, for a decrease of $52,894 or 5.1% primarily related to professional and banking fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $645,891 for 2005, compared to $493,588 for 2004. The primary reasons for the increase in interest expense were: new debt associated with purchase of a warehouse and screen print equipment, and higher interest rate on the average borrowings of the revolving credit facility.

Other income of $21,250 in 2005 relates to a payment of Wabash County incentive agreement of $50,000, net of $28,750 of amortization cost. Other expenses in 2004 include an unusual one-time write off of $640,000, offset by $38,650 of other income. The components of the unusual item relate to $501,000 of fees and expenses associated with the Company’s former bank, LaSalle Business Credit, LLC that was terminated on April 15, 2004. It also includes $139,000 of one-time legal fees related to a complaint that was dismissed on May 10, 2004.

PROVISION FOR INCOME TAXES. The Company recognized a tax benefit of $445,372 in 2005, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences. In 2004, the Company recognized a tax benefit of $136,085.

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY. At November 30, 2005, working capital was $2,221,599, representing a decrease of $7,379,080 from working capital at November 30, 2004, of $9,600,679. This decrease in working capital was due to the reclassification of the National City line of credit from long term in 2004 to short term in 2005 which comprises $6,907,787 of the decrease the remainder relates to inventory reduction.

Liquidity and Capital Resources. The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and promissory notes issued by First Federal Savings Bank. On April 15, 2004, the Company renegotiated its working capital facility with National City Bank to replace LaSalle Business Credit with an $8,000,000 credit facility.  The Company reduced its interest, fees, and extended the term to April 1, 2006. At November 30, 2005, $6,526,961 of the credit facility had been drawn upon. The Company amended the credit facility on May 26, 2005 to increase the line to $9,000,000 and extended the maturity date to April 1, 2007. The Company amended the credit facility on February 6, 2006 to change the maturity date to April 30, 2006 and reduced the line of credit to $6,500,000, which is in line with the seasonality of the Company’s sales cycle. The National City credit facility is governed by various financial covenants, all of which were not complied with by the Company as of the date of this report but the Company has subsequently obtained a waiver with respect to such non-compliance from its lender.  In addition the agreement provides for monthly payment of interest of .25% over a nationally published prime rate (7% at November 30, 2005).  The Company is required to refinance its credit facility with National City Bank before April 30, 2006.  The Company is currently negotiating terms of a new credit facility with potential lenders.  The First Federal Savings Bank Promissory Notes consist primarily of one principal loan in the amount of $3,225,399 payable in monthly installments of $29,263 of principal and interest with maturity on October 15, 2020.

On January 20, 2004, the Company entered into subordinated loan agreements with Next Investors, LLC for $400,000 and First Federal Savings Bank for $500,000. The purpose of these loans was to provide working capital to be re-paid out of future equity transactions. The loans have a 4% and 6% interest rate and maturity dates of January 2006 and 2005 respectively. On April 8, 2004 the note to First Federal was paid from proceeds of the equity infusion from GCA Strategic Investment Fund.  The debt to Next Investors was paid in two installments in March and April of 2005 out of company cash flows.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds of $1,471,498, from the Preferred Stock which was utilized for working capital and debt reduction. The Company has registered these shares but will not receive proceeds related to the sale of the common stock securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one year period which expired on March 31, 2005.

On July 19, 2004 the Company entered into a note with First Federal for certain production equipment in the amount of $276,500 with an interest rate of 6.5% which matures November 2, 2009. The monthly principal and interest payment is $5,421.

                  On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, Next issued to Bonanza, 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000 shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

Seasonality of sales affects the company’s liquidity and profitability as the majority of sales are booked in the third and fourth quarters of the fiscal year. In 2005 and 2004, approximately 64.7% and 64.1% respectively, represent the combined third and fourth quarter sales as a percentage of total sales. This trend is in large part due to the college licensed products lines which are sold to major retail customers that occur in these periods.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. Cash used in operations for 2005 was $1,045,763 as compared to $2,544,114 for 2004. The decrease in cash used resulted primarily from the reduction in inventory.

Cash used for investing activities was $1,663,170 for 2005, compared to $862,170 for 2004. The Company’s investing activities during these periods was primarily the purchase of new equipment and a new warehouse, acquisition costs, and expenses related to intangible assets.

Net cash provided by financing activities was $2,549,318 for 2005, compared to $3,122,070 for 2004. The decrease of $572,752 was primarily related to reduction of revolving credit facility, net of cash received for issuance of stock from investment transactions.

The following table represents the contractual commitments of the Company as of November 30, 2005:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 - 5 years	After 5 years
Revolving Credit Facility	$6,526,961	$6,526,961	$ —	$ —	$ —
Long-Term Debt	4,237,219	741,308	799,698	381,012	2,315,201
Capital Lease Obligations	4,868	4,868	—	—	—
Operating Leases	76,856	62,078	14,778	—	—
Total Contractual Cash Obligations	$10,845,904	$ 7,335,215	$814,476	$381,012	$ 2,315,201

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. As of November 30, 2005, the Company has determined that a valuation allowance is not necessary.

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. In assessing the recoverability of our investments in CMJ, Lil’ Fan, Choice, S2S, and other intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such assets not previously recorded.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The following table sets forth the name, age, positions, and offices or employments as of February 23, 2006, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
Robert Budd	49	President and Chief Executive Officer
Charles L. Thompson	54	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
William B. Hensley III	56	Director
Salvatore Geraci	59	Director
Ronald Metz	47	Chairman and Director
G. Michael Cross	57	Director
Dan F. Cooke	57	Director

Robert Budd, President and Chief Executive Officer. Mr. Budd joined Next as a President and Chief Executive Officer of the Company effective November 16, 2005. He spent the last six years as founding partner of TBA Management Services, a consulting firm specializing in management advisory services. While with TBA, he worked with both public and private companies, fulfilling the roles of both chief executive officer and chief operating officer.

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

William B. Hensley III. Mr. Hensley has served as a Director of the Company since February 2002.  Mr. Hensley served as the Company’s Chief Operating Officer from February 2002, and as President of the Company since September 2002, until he resigned these positions effective as of November 15, 2005. Mr. Hensley served as the Company’s Chief Executive Officer from November 24, 2003 until he resigned this position effective as of November 15, 2005. Between 1989 and 1997, respectively, and 2001, Mr. Hensley was a principal owner and executive officer of Blue Sky and Next Marketing.

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

Dan F. Cooke. Mr. Cooke has been a consultant to the Company since January 1, 2004 working on acquisitions and investment banking agreements. Mr. Cooke was Chairman of the Board and Chief Executive Officer of the Company from February 2002 to November 24, 2003 and since 1989 and 1997, respectively, was a principal of Blue Sky and Next Marketing.

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

Compliance with Section 16(a) of the Exchange Act.  Based on representations from directors and officers, the Company does not believe there were any failures to timely file any reports under Section 16(a) of the Exchange Act.

Principal Executive and Financial Officer Code of Ethics. The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning compensation paid or accrued to our executive officers, and highly compensated employees for services rendered to the Company during the fiscal years ended November 30, 2004 and 2005.  Robert Budd became CEO effective November 16, 2005.  His annual salary is $150,000; the table below reflects only the payments made in fiscal year 2005.  William B. Hensley III retired as Chief Executive Officer effective November 15, 2005.

	Annual Compensation				Long Term Compensation
				Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Comp. ($)
Robert Budd, President & CEO	2004 2005	— $ 6,250	— —	— —	— —	— 100,000	— —	— —
William B. Hensley III, CEO, President, COO	2004 2005	$ 90,000 $ 90,000	— —	$ 9,000 $ 9,000	— —	— —	— —	— —
Charles L. Thompson, EVP & CFO	2004 2005	$ 106,661 $ 108,333	— —	$ 12,000 $ 12,000	— —	— 337,500	— —	— —
David Gleason, EVP Operations	2004 2005	$ 110,000 $ 115,000	$ 2,500 —	$ 9,000 $ 9,000	— —	— 20,000	— —	— —
Stanley Howard, VP Sales	2004 2005	$ 100,000 $ 100,000	— —	$ 8,400 $ 8,400	— —	— —	— —	— —
Mark Scyphers, Choice Int’l Exec.	2004 2005	$ 9,167 $ 110,000	— —	$ 650 $ 7,800	— —	— —	— —	— —
Bill Steele, Choice Int’l Exec.	2004 2005	$ 9,167 $ 110,000	— —	$ 650 $ 7,800	— —	— —	— —	— —

(1)

Automobile allowance

Option/SAR Grants in 2005. The following table contains information concerning the grant of stock options to the named executive officers during the fiscal year ended November 30, 2005:

STOCK OPTION GRANTS IN FISCAL YEAR 2005

Individual Grants

Name	Number of Securities Underlying Options/SAR’s Granted (#)	% of Total Options/SAR’s Granted to Employees In Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Robert Budd	100,000	9.6%	$0.85	11/30/2015
Charles L. Thompson	50,000	4.8%	$1.50	12/17/2009
Charles L. Thompson	287,500	27.7%	$0.85	11/30/2015
Dan F. Cooke	287,500	27.7%	$0.85	11/30/2015

Compensation of Directors.  As compensation for their services as members of the Board of Directors, the Company issued two independent Board member options to purchase 20,000 shares of the Company’s common stock each, and the independent Board chairman options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share in December of 2004. These options are exercisable in full and expire December 17, 2009. One new Board member, added in October of 2005, was granted options to purchase 287,500 shares of the Company’s common stock at an exercise price of $0.85 per share in November 30, 2005, which are exercisable in full and expires November 30, 2015.  The outside Directors are also paid a fee of $1,250 per quarter or $5,000 per year. Of the five directors of the Board, the Board has determined that four directors were independent under the requirements of Rule 10A-3 under the Exchange Act during 2005. The board member who was an executive of the Company until November 15, 2005 received no additional compensation in excess of his management remuneration but will be an independent member in 2006.

Employment Agreements. The Company entered into an employment agreement with Mr. William B. Hensley III effective as of December 1, 2003 and continuing for a period of three years. Thereafter, the term of the agreement will automatically renew for additional three-year periods. The agreement provides for an annual base salary of $120,000. Mr. Hensley is entitled to such bonus or incentive compensation and awards of stock options under the Company’s stock option plan as the Compensation Committee of the Board of Directors may determine Mr. Hensley is entitled to certain compensation upon the termination of his employment. Mr. Hensley is also entitled to certain compensation upon a change of control of the Company. The agreement requires Mr. Hensley to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities, which would compete with the Company during the term of the agreement. Mr. Hensley has voluntarily not taken his full contractual salary and the remaining amount is not a liability of the Company. By mutual agreement between Mr. Hensley and the Company, Mr. Hensley’s employment agreement was terminated effective as of November 15, 2005.

The Company entered into an employment agreement and non-competition agreement with Mr. Charles L. Thompson effective as of April 7, 2003 and continuing through January 3, 2006. The agreement provides for an annual base salary of $110,000 until January 4, 2004 and a base salary of $120,000 for the remainder of the term of the agreement. Mr. Thompson is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors based upon certain subjective criteria as established from year to year. The Agreement requires Mr. Thompson to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement. Mr. Thompson has voluntarily not taken his full contractual salary and the remaining amount is not a liability of the Company. Mr. Thompson’s employment agreement expired January 4, 2006 and he remains an employee at will.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock as of February 23, 2006, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s Directors and Executive Officers (see Part III, Item 10, above) and by all Directors and Executive Officers of the Company as a group. For purposes of calculating the percentage of common stock outstanding, any securities not outstanding which are subject to options, warrants or conversion privileges are deemed outstanding for the purposes of computing the percentage of outstanding securities owned by the selling stockholder. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage Owned
Dan F. Cooke (a)	3,445,500	17.0%
The William B. III and Cindy S. Hensley Family Limited Partnership (b)	2,420,000	11.9%
Bonanza Master Fund, Ltd.	2,997,600	14.8%
Charles L. Thompson (c)	1,337,500	6.6%
Robert M. Budd	120,000.6%
Salvatore Geraci (d)	90,000.4%
Ronald J. Metz (d)	165,000.8%
G. Michael Cross (d)	90,000.4%
All officers and directors as a group (7 persons)	7,668,000	37.7%

(a)

Based on an amended Schedule 13D filed pursuant to the Exchange Act which indicates that Mr. Cooke has sole voting and dispositive power of all of those shares. Mr. Cooke is the former Chairman of the Board and Chief Executive Officer of the Company and a former member of the Company’s board of directors. Mr. Cooke’s address is 6430 Cobble Lane, Harrison, Tennessee 37341.

(b)

Based on a holdings report on Form 13D/A filed pursuant to the Exchange Act which indicates that The William B. Hensley III and Cindy S. Hensley Family Limited Partnership (the “Hensley Partnership”) has sole voting and dispositive power of all of those shares. The Hensley Partnership is controlled by William B. Hensley III, the Company’s former Chief Executive Officer, President and Chief Operating Officer.  Mr. Hensley currently serves as a director on the Company’s board of directors. The address of the Hensley Partnership is P. O. Box 684, Wabash, Indiana, 46992.

(c)

Based on a holdings report on Schedule 13G/A filed pursuant to the Exchange Act which indicates that Charles L. Thompson has sole voting and dispositive power of all of those shares. Mr. Thompson is the Company’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer. The address of Mr. Thompson is c/o Next, Inc. 7625 Hamilton Park Drive, Suite 12, Chattanooga, Tennessee, 37421.

(d)

Based on the number of options vested for these respective individuals.

All shares are held directly. No options, warrants or other stock rights have been issued by the Company to the officers other than as disclosed above. See Part III, Item 10, Executive Compensation for options issued to directors.

Equity Compensation Plan Information. The following table represents all stock options that have been issued by the Company through February 23, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders:	1,562,750(1)	$ 0.88	72,250
Total:	1,562,750	$ 0.88	72,250

(1)

Represents 133,000 options issued prior to the Exchange pursuant to the 2001 Stock Option Plan (the “Plan”) of Next, Inc. Upon consummation of the Exchange, the Company assumed the Plan and all preexisting options granted thereunder. Pursuant to the terms of the Plan, any previously granted options to acquire shares of common stock were replaced with options to acquire shares of the Company’s common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 20, 2005, the Company entered into subordinated loan agreements with Next Investors, LLC for $500,000. Next Investors, LLC is comprised of members of management and members of the Company’s board of directors, those individuals being William B. Hensley, III, former Chief Executive Officer and current director, Charles L. Thompson, Chief Financial Officer, and Dan F. Cooke, director. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has a 7.5% interest rate and maturity date of November 30, 2006.  Additionally, at year-end the Company had a note receivable from Mr. Hensley in the amount of $510,000.  That note was subsequently satisfied in January 2006 by the return of 500,000 shares of the Company’s common stock.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

		Page
(1)	Financial Statements; Financial Statements Schedules:
	Report of Joseph Decosimo and Company, PLLC., Independent Auditors Report of Tauber & Balser, P.C. Independent Auditors	24 25
	Consolidated Balance Sheet as of November 30, 2005	26
	Consolidated Statements of Operations for the years ended November 30, 2004 and 2005	27
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended November 30, 2004 and 2005	28
	Consolidated Statements of Cash Flows for the years ended November 30, 2004 and 2005	30
	Notes to Consolidated Financial Statements	32
(2)	Financial Statement Schedule II: Valuation and Qualifying Accounts	44

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(b)

The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 12,2005 by and among S2S Acquisition Corporation, Sports-2-School, LLC and Buck Swindle Associates, Inc. (1)
2.2	Purchase Price Addendum Agreement dated August 12, 2005 by and among S2S Acquisition Corporation, Next. Inc., Allen Gaddis and Gaddco, Inc. (2)
2.3	Purchase Price Addendum Agreement dated August 12, 2005 by and among S2S Acquisition Corporation, Next, Inc. and Dr. Jim Ingram. (3)
3.1	Certificate of Incorporation of Next, Inc. (4)
3.2	Amended and Restated Bylaws of the registrant. (5)
3.3	Certificate of Designations – Series A Convertible Preferred Stock. (6)
10.1	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. (7)
10.2	Form of Warrant dated January 24, 2005. (8)
10.3	Registration Rights Agreement dated January 24, 2005. (9)
10.4	Promissory Note dated as of July 20, 2005, by and between Next, Inc. and Next Investors, LLC. (10)
21.1	Subsidiaries
23.1	Consent of Joseph Decosimo and Company, PLLC.
23.2	Consent of Tauber & Balser, P.C.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 12, 2005.

(2)

Incorporated by reference from Exhibit 2.2 of the registrant’s Form 8-K dated August 12, 2005.

(3)

Incorporated by reference from Exhibit 2.3 to the registrant’s Form 8-K dated August 12, 2005.

(4)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(5)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004.

(6)

Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(7)

Incorporated by reference from Exhibit 99.2 of the registrant’s Form 8-K/A dated January 25, 2005.

(8)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.

(9)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(10)

Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 20, 2005.

(c)

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2005:

(1)

Form 8-K, dated September 30, 2005, reporting the entering into a material agreement with First Federal Savings Bank of Wabash.

(2)

Form 8-K, dated October 6, 2005, reporting the issuance of a press release reporting earnings results for the third fiscal quarter ending August 31, 2005.

(3)

Form 8-K, dated November 16, 2005, reporting the retirement of William B. Hensley from his position as Chief Executive Officer and the appointment of Robert M. Budd as the Company’s Chief Executive Officer and President.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services. Fees for the 2004 period, $89,046, relate to Tauber & Balser, P.C. for services rendered. The Company changed auditors in July 2005, therefore cost of $14,290 relates to Tauber & Balser, P.C., and $65,419 to Joseph Decosimo and Company, PLLC for a total cost of $76,709 for the 2005 period.

Type of Fees	2004	2005
Audit Fees (1)	$ 69,977	$ 71,546
Audit Related Fees (2)	12,879	5,163
Tax Fees (3)	—	—
All Other Fees (4)	6,190	—
Total	$ 89,046	$ 76,709

(1)

Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)

Audit related services are assurance and related services that are reasonably related to the performance of the audit or review of the financial statements.

(3)

Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.

(4)

All other fees are for services other than those in the previous categories such as permitted corporate finance assistance and permitted advisory services.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheet of NEXT, INC. AND SUBSIDIARIES (the “Company”) as of November 30 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEXT, INC. AND SUBSIDIARIES as of November 30, 2005, and the results of their operations and their cash flows for the year ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

February 24, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of NEXT, INC. AND SUBSIDIARIES (the “Company”) for the year ended November 30 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NEXT, INC. AND SUBSIDIARIES for the year ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia

January 7, 2005

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of November 30, 2005

Assets
Current assets:
Cash	$ 152,601
Accounts receivable, net of allowance for doubtful accounts of $149,717	5,223,847
Notes receivable	545,643
Inventories	5,860,383
Prepaid expenses and other current assets	349,927
Deferred income taxes	300,000
Total current assets	12,432,401
Property, plant and equipment, net	2,933,532
Goodwill	4,894,598
Notes receivable	73,494
Deferred income taxes	300,860
Other assets, net	1,182,961
Total Assets	$ 21,817,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,824,242
Accrued expenses and other current liabilities	1,113,423
Line of credit	6,526,961
Short-term debt and current maturities	746,176
Total current liabilities	10,210,802
Long-term debt, less current maturities	3,495,911
Other noncurrent liabilities	50,000
Total liabilities	13,756,713
Commitments and contingencies	—
Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 18,772,740 shares issued and outstanding	18,773
Additional paid-in capital	7,685,962
Unearned compensation	(29,828)
Retained earnings	386,226
Total stockholders’ equity	8,061,133
Total Liabilities and Stockholders’ Equity	$ 21,817,846

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended November 30,

	2004	2005
Net sales	$ 21,518,753	$ 26,677,155
Cost of sales	14,892,346	19,974,842
Inventory write off		703,948
Gross profit	6,626,407	5,998,365
Operating expenses -
General and administrative	2,241,108	2,762,502
Royalty and commission expense	2,680,462	2,763,434
Corporate expense	1,026,774	973,880
Total operating expense	5,948,344	6,499,816
Operating income (loss)	678,063	(501,451)
Interest expense	493,588	645,891
Other expense (income), net	601,350	(21,250)
Net loss before income taxes	(416,875)	(1,126,092)
Benefit for income taxes, deferred	(136,085)	(445,372)
Net loss	(280,790)	(680,720)
Beneficial conversion feature relating to series A convertible preferred stock	(197,120)	—
Net loss attributable to common stockholders	$ (477,910)	$ (680,720)
Net loss per common share, basic	$ (0.03)	$ (0.04)
Net loss per common share, diluted	$ (0.03)	$ (0.04)
Weighted average common shares outstanding, basic	14,735,769	18,325,103
Weighted average common shares outstanding, diluted	14,735,769	18,325,103

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 30, 2004 and 2005

Preferred Stock

Common Stock

	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Unearned Compensation	Retained Earnings	Total
Balance – December 1, 2003	—	$ —	14,144,661	$14,144	$3,056,221	$ (366,695)	$1,564,125	$4,267,795
Common stock issued to outside professionals for acquisition, financings, and other			305,800	305	368,397	331,133		699,835
Cash paid to outside professionals for equity financing					(189,130)			(189,130)
Common stock issued for Lil’ Fan acquisition			64,000	65	89,936			90,001
Common stock issued for Choice Intl acquisition			100,000	100	152,900			153,000
Common stock issued for warrants			8,525	9	(9)
Preferred stock issued for cash	1,750	2			1,471,498			1,471,500
Preferred stock converted to common	(1,546)	(2)	1,361,300	1,362	(1,360)
Discount related to beneficial conversion of series A preferred stock					197,120		(197,120)
Employee stock options issued and amortization			313,000	313	7,512	375		8,200
Dividend – Preferred stock					13,396		(15,715)	(2,319)
Net loss							(280,790)	(280,790)
Balance – November 30, 2004, as restated (see Note 10)	204	—	16,297,286	16,298	5,166,481	(35,187)	1,070,500	6,218,092
Common stock issued to outside professionals for acquisition and investor relations			101,000	101	128,349	5,172		133,622
Common stock issued for cash			2,300,000	2,300	2,987,700			2,990,000
Cash paid to outside professionals					(362,047)			(362,047)
Common stock issued for S2S acquisition			50,000	50	64,450			64,500
Common stock issued for customer list			50,000	50	77,450			77,500
Common stock cancelled			(279,000)	(279)	(378,831)			(379,110)
Preferred stock converted to common	(204)	—	221,454	221	(221)			—
Employee stock options issued and amortization			32,000	32	768	187		987
Dividend – Preferred stock					1,863		(3,554)	(1,691)
Net loss							(680,720)	(680,720)
Balance – November 30, 2005	—	$ —	18,772,740	$18,773	$7,685,962	$ (29,828)	$ 386,226	$ 8,061,133

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended November 30,

	2004	2005
Cash flows from operating activities:
Net loss	$ (280,790)	$ (680,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517,645	669,903
Non cash compensation	73,395	5,359
Non cash fees	322,309	42,200
Provision for bad debts	658	124,148
Benefit for deferred income taxes	(136,085)	(445,372)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(943,429)	(211,685)
Notes receivable	—	(98,805)
Inventories	(2,075,099)	319,299
Prepaid expenses	(32,157)	38,907
Other current assets	(179,088)	(18,707)
Accounts payable	312,114	(921,605)
Accrued expenses and other current liabilities	11,913	131,315
Other non-current liabilities	(135,500)	—
Total adjustments	(2,263,324)	(365,043)
Net cash used in operating activities	(2,544,114)	(1,045,763)
Cash flows from investing activities:
Purchases of property, plant and equipment	(476,044)	(1,110,603)
Cash paid for acquisitions	(100,000)	(355,513)
Cash paid for intangible assets	(295,376)	(197,054)
Cash from proceeds on sale of assets	9,250	—
Net cash used in investing activities	(862,170)	(1,663,170)
Cash flows from financing activities:
Revolving credit facility, net	1,454,674	(380,826)
Proceeds from loans and notes payable, bank	1,185,320	1,115,781
Repayment of long-term debt, loans and notes payable, bank	(799,084)	(812,699)
Issuance of common stock and warrants	7,825	800
Cash paid for investment transactions	(198,166)	(64,738)
Issuance of common stock for investment transaction	—	2,691,000
Issuance of preferred stock, net	1,471,501	—
Net cash provided by financing activities	3,122,070	2,549,318
Net decrease in cash	(284,214)	(159,615)
Cash, beginning of year	596,430	312,216
Cash, end of year	$ 312,216	$ 152,601
Supplemental Information:
Cash paid during the year for interest	$ 468,967	$ 644,530
Cash paid during the year for income taxes	—	—
Non-cash Investing and Financing Activities:
Equity securities issued for acquisition of Choice International	$ 238,679	—
Equity securities issued for services	$ 225,584	—
Equity securities issued in payment of note payable	$ 90,000	—
Refinancing of debt	$ 4,602,010	$ 3,225,809
Equity securities issued for acquisition of S2S	—	$ 150,750
Equity securities issued to acquire customer list	—	$ 77,500
Equity securities retired for purchase of note	—	$ (122,400)
Equity securities retired to reduce vendor obligation	—	$ (256,710)
Note receivable issued for inventory purchase	—	$ 510,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

In February 2002, Sporting Magic, Inc. (“Sporting Magic”), a public company with no assets or liabilities, acquired all 6,000,000 of the outstanding common shares of Next, Inc. (“Next”) in exchange for 6,000,000 shares of the common stock of Sporting Magic (the “Merger”). In conjunction with the Merger, the holders of the outstanding preferred stock of Next (7,000,000 shares) were to convert their preferred shares to newly authorized preferred shares of Sporting Magic. Subsequent to the closing and effective on the date of the Merger, the preferred shareholders of Next contributed all of their preferred shares to the Company. Consequently, no preferred shares were issued by Sporting Magic. Also, in conjunction with the Merger, the Company assumed 1,982,426 shares of the former shareholders of Sporting Magic, which were outstanding at the date of the Merger. The Company also issued 759,411 shares of its common stock to various outside professional advisors in conjunction with the Merger. On the closing date of the Merger, all of the present directors and executive officers of Sporting Magic were replaced by individuals nominated by the Board of Next, Inc. For accounting purposes, the Merger has been treated as a reverse acquisition of Sporting Magic by Next and a recapitalization of Next. On December 27, 2002 Sporting Magic changed its name to Next, Inc. (now the “Company”).

Effective June 1, 2002, the Company acquired all of the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”). Effective July 31, 2003, the Company acquired the assets and certain liabilities of Lil’ Fan, Inc, a Delaware corporation (“Lil Fan”). Effective October 31, 2004, the Company acquired the assets of Choice International, Inc., a Delaware corporation (“Choice” - see Note 14 to Consolidated Financial Statements).   Effective August 12, 2005, the Company acquired certain assets of S-2-S Acquisition Company, a Delaware corporation (“S2S” – see Note 15 to Consolidated Financial Statements).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Marketing, Inc., Blue Sky Graphics, Inc., CMJ Ventures, Inc., Lil’ Fan, Inc., Choice International, Inc. (from October 31, 2004, the date of acquisition), and S-2-S Acquisition Corporation (from August 12, 2005, the date of acquisition). All significant intercompany balances and transactions have been eliminated. Certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of November 30, 2005 was $149,717.

Concentration of Credit Risk

During fiscal 2004 and 2005, the Company has made a concerted effort to expand its customer base. As a result of this effort the Company has developed a large, diverse customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. The Company believes that its customer diversification and expansion program has been successful. The Company’s customer base had been comprised primarily of national and regional mass merchandise and specialty retailers. During fiscal 2005 and 2004, approximately 44.5% ($11,872,172) and 23.2% ($4,988,912), respectively, of the net sales of the Company were to its two largest customers.  Sales to the next three largest customers approximated 16.1% ($4,283,987) and 32.9% ($7,076,984), respectively, for the same years. In 2004 the Company had sales of approximately $8,982,428 to four other major customers which comprised 43% of sales in 2004. The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers, is limited.  Such estimates could change in the future.  The Company’s accounts receivable are not collateralized.

In 2003, the Company began engaging itself in internet sales which were $584,625 in 2005 and $549,767 in 2004.

New Pronouncements

Recent pronouncements that potentially affect these or future financial statements include:

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No, 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement also requires the allocation of fixed production overhead costs be based on normal production capacity.  The provisions of SFAS No. 151 are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.  The adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.  The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending February 28, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”.  SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of this exchange.  As required by SFAS No. 153, the Company adopted this new accounting standard effective July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an Interpretation of FASB Statement No. 143: (FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligations if the fair value of the liability can be reasonably estimated.  Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value.  The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005.  The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements.

Property, Plant and Equipment

Property, plant, and equipment are valued at cost and are being depreciated using the straight-line method over the estimated useful lives of the depreciable assets. Upon sale or retirement, asset cost and its related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

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

Revenue Recognition

The Company recognizes revenue when the following conditions are met: persuasive evidence of an agreement exists, the product has been shipped and legal title and all risks of ownership have been transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenues are reduced for estimated product returns, allowances and price discounts based on past experience.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended November 30, 2005 and 2004, advertising costs were $32,095 and $44,381, respectively.

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

Non-goodwill intangibles are recorded at cost and amortized using the straight-line method over the estimated useful life.

Impairment of Goodwill

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit-carrying amount is greater than its fair value.

Stock-Based Compensation

At November 30, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the common stock at the date of grant.

Had compensation cost for stock option grants in 2005 and 2004 been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net loss per common share would have been adjusted to the pro forma amounts indicated below:

	2004	2005
Net loss, as reported	$ (280,790)	$ (680,720)
Beneficial conversion feature relating to series A convertible preferred stock	(197,120)	—
Net loss attributable to common stockholders	(477,910)	(680,720)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(78,841)	(277,401)
Pro-forma net loss	$ (556,751)	$ (958,121)

Net loss per share
Basic-as reported	($0.03)	($0.04)
Basic-pro-forma	($0.04)	($0.05)

Diluted-as reported	($0.03)	($0.04)
Diluted-pro-forma	($0.04)	($0.05)

For purposes of calculating the above-required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock options was estimated assuming no expected dividends and the following weighted average assumptions:

2004

2005

Risk free interest rate

2.42%

4.42%

Expected life

4.0 years

4.55 years

Expected volatility

   66%

   37%

Expected dividend yield

—

—

NOTE 3 – Notes Receivable

Notes receivable consists of three notes receivable from a salesperson in the amount of $48,000, one from the Company’s Executive Vice President in the amount of $61,137, and one from the Company’s former CEO William Hensley in the amount of $510,000.  The note receivable from Mr. Hensley was subsequently satisfied in January 2006 by the return of 500,000 shares of the Company’s common stock.

NOTE 4 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

Raw materials	$ 4,224,445
Finished products	1,635,938
Total	$ 5,860,383

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and liabilities at November 30, 2005, are as follows:

Deferred tax assets:
Accounts receivable allowance	$ 59,887
Operating loss carryforwards	920,739
Total deferred tax assets	$ 980,626

Deferred tax liabilities:
Property, plant and equipment	$ 265,479
Goodwill and other intangibles	114,287
Total deferred tax liabilities	$ 379,766

Total deferred taxes, net	$ 600,860
Current portion	$ 300,000
Noncurrent portion	$ 300,860

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2004	2005
Tax benefit computed at maximum federal statutory rate	(34) %	(34) %
State income taxes, net of federal benefit	1%	(4) %
Temporary book/tax differences in assets	—	(1) %
Income tax benefit– effective rate	(33)%	(39) %

At November 30, 2005, the Company had net tax operating loss carryforwards of approximately $2,300,000, which expire through 2025.  The Company has not yet filed its income tax return for the year ended November 30, 2005, but estimates the portion of this loss carryforward resulting from 2005 operations to be approximately $960,000.

NOTE 6 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Amount	Estimated useful lives
Land	$ 10,000
Building and building improvements	1,934,647	7-39 years
Machinery and equipment	2,427,581	3-20 years
Furniture and fixtures	557,807	3-10 years
Vehicles	104,149	5-10 years
Leasehold improvements	78,391	5-10 years
	5,112,575
Less: Accumulated depreciation	(2,286,347)
	2,826,228
Assets under capital lease obligations:
Machinery and equipment	45,700	5-20 years
Furniture and fixtures	258,034	5-10 years
	303,734
Less: Accumulated depreciation	(196,430)
	107,304
Property, Plant and Equipment, net	$ 2,933,532

Depreciation expense for the years ended November 30, 2005 and 2004 was $360,819 and $320,588, respectively.

NOTE 7 – Goodwill

The changes and carrying amount of goodwill are as follows:

Amount
Balance December 1, 2003	$ 3,719,363
Goodwill adjustment – Lil’ Fan acquisition	(33,513)
Goodwill acquired in Choice Int’l acquisition	664,899
Balance November 30, 2004	4,350,749
Goodwill adjustment – Lil’ Fan acquisition	(38,070)
Goodwill adjustment – Choice Int’l acquisition	57,146
Goodwill acquired in S2S acquisition	524,773
Balance November 30, 2005	$ 4,894,598

NOTE 8 – Other Assets

Other assets subject to amortization consist of the following:

	Amount	Estimated Useful Lives
Artwork	$ 925,712	5 years
Licensing agreements	218,771	3 years
Software improvements	94,284	3 years
Non-compete agreement	354,800	4 years
Customer list	227,500	10 years
	1,821,067
Less: accumulated amortization	(638,106)
Other assets, net	$ 1,182,961

Amortization expense associated with these assets was $275,929 and $186,037 for years ended November 30, 2005 and 2004, respectively.  The estimated future amortization expense of intangible assets is as follows:

Year	Amount
2006	$ 347,688
2007	312,119
2008	251,475
2009	140,267
2010	73,870

NOTE 9 – Short-Term Debt, Long-Term Debt and Capital Leases

Short-term and long-term debt consisted of the following:

	Short-term	Long-term
Revolving credit facility (a)	$ 6,526,961	$ —
Notes payable (b)	741,308	3,495,911
Capital lease obligations (c)	4,868	—
Total	$ 7,273,137	$ 3,495,911

(a)

Revolving credit facility: During 2005 the Company had a $9,000,000 revolving credit facility agreement with National City Bank, which expires on April 1, 2007. The Company may draw up to the sum of 85% of eligible accounts receivable, as defined, and 60% of eligible raw materials and eligible finished goods inventory, as defined. In addition, the agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (7% was the published rate at November 30, 2005) and the Company must comply with certain financial and other covenants. Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s CFO and one of the board members collateralize the borrowings under the facility.

The Company amended the National City Bank credit facility on February 6, 2006 to change the maturity date to April 30, 2006 and reduce the line of credit to $6,500,000.  The National City Bank credit facility is governed by various financial covenants, all of which were not complied with by the Company as of the date of this report but the Company has subsequently obtained a waiver with respect to such non-compliance from National City Bank. Management is currently negotiating with several lenders to replace National City and believes the Company can replace the credit facility by the maturity date.

(b)

Notes payable: Notes payable consists of the following:

Notes payable – First Federal Savings Bank	$ 3,736,042
Note payable – Francis Slocum Bank	1,177
Other	500,000
4,237,219
Less: current maturities	741,308
Long-term notes payable	$ 3,495,911

The First Federal Savings Bank notes payable in their original amounts (“Federal Notes”) consisted of:

Monthly

Principal & Interest

Original amount

Interest rate

Payments

Due Date

$3,000,000

6.50%

$ 26,000

January 15, 2006

$225,500

7.00%

$   3,417

February 15, 2010

$365,000

6.50%

Interest only

Not applicable

$86,000

6.00%

$   1,666

August 6, 2008

$250,500

6.75%

$   4,895

June 24, 2010

$276,500

6.50%

$   5,421

November 2, 2009

The first three notes referenced above were refinanced into one note on September 30, 2005, in the amount of $3,225,809, which included accrued interest and loan origination fees.  The new loan requires monthly principal and interest payments of $29,263 over a 5 year term at 7.0% interest.  The note has a 15-year term, but becomes a variable rate loan after year five and principal and interest amounts could change. The Federal Notes are collateralized by the Company’s building, machinery and equipment and were personally guaranteed by certain of the Company’s officers and major shareholders.

The Frances Slocum Bank note payable consists of a $20,247 note (interest at 9% with monthly principal and interest payments of $422, maturing on February 5, 2006). A truck collateralizes the note.

On August 12, 2005 the Company assumed $172,000 of debt from the acquisition of Sports-2-Schools, LLC. This debt was paid off in October 2005.

Other notes consist of an unsecured subordinated note to Next Investors, LLC in the amount of $500,000, which accrues interest at 7.25% with no payment until it matures November 30, 2006.  One officer of the Company and one of the board members are principal partners in Next Investors, LLC.

The following represents the maturity of notes payable of the Company as of November 30, 2005:

For the year ending November 30,	Amount
2006	$ 741,308
2007	257,152
2008	269,683
2009	272,863
2010	201,499
Thereafter	2,494,714
Total	$ 4,237,219

(c)

Capital lease obligations: The Company periodically acquires computers, embroidery, ticketing and packaging equipment under capital lease obligations. These obligations expire through April 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments (with implicit interest rates ranging from 8% to 21%) or the fair values of the assets. The net book value of the assets, $107,304 at November 30, 2005, is included in property, plant and equipment and is being depreciated over the estimated useful lives of the assets.

Minimum lease payments under capital leases are as follows:

2006	$ 5,109
Total minimum lease payments	5,109
Amounts representing interest	(241)
Present value of minimum lease payments	$ 4,868

NOTE 10 – Stockholders’ Equity

The Company reclassified $197,120 on the Statement of Changes in Stockholders Equity in 2004 which related to the discount of the beneficial conversion factor of series A preferred stock. The Company mistakenly reversed the entry in the 2004 10-KSB and have reclassified in the current Statement of Changes in Stockholders Equity for the 2004 period.

In 2004, the Company issued 305,800 shares for professional services related to the following activities: legal fees, 113,800 shares; investor relation services, 48,000 shares; acquisitions services 56,000 shares; and investment banking services, 88,000 shares. The Company issued 64,000 shares related to debt assumed from the Lil’ Fan acquisition.

On April 8, 2004, the Company issued, pursuant to a Securities Purchase Agreement 1,750 shares of Series A Convertible Preferred Stock to GCA Strategic Investment Fund Limited. The Company received net proceeds from the preferred stock of $1,471,500, which was utilized for working capital and debt reduction. The Company has registered these shares but will receive no proceeds related to the sale of the common stock securities. The Company also issued a Preferred Stock Warrant to purchase 358,000 shares of common stock at $1.88, which expires April 8, 2009. The Company also received a commitment letter from Global Capital Advisors, LLC for an additional $1,250,000 under the same terms and conditions discussed above at the Company’s option for a one year period which expired on March 31, 2005.  At November 30, 2005, the entire balance of Convertible Preferred Stock was converted into Common Stock.

In 2004, the issuance of the Series A Convertible Preferred Stock included a beneficial conversion feature in the total amount of $197,120, which represents the aggregate fair value at the issue date of the common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares.  This amount has been included in additional paid-in capital and is fully amortized in the current year using the effective yield method as the preferred shares were immediately convertible at the date of issuance.

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, Next issued to Bonanza, 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000 shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company will issue a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

On August 25, 2005, Mr. Mark Scyphers, a principal of Choice, cancelled 199,000 shares of common stock and returned these shares to the Company to reduce the obligation due from a vendor of which he was formerly an officer. The transaction was valued at the market price or $256,710.

On October 25, 2005 the Company’s shareholders voted their approval on the First Amendment to the Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock of the Company from 50 million to 100 million.

In 2005, the Company issued 101,000 shares for professional services related to the following activities: investor relation services, 32,000 shares; and acquisitions services, 69,000 shares.

NOTE 11 – Employee Stock Option Plan

At November 30, 2004, 1,000,000 shares were reserved for issuance under the Next Stock Option Plan.  In 2004, the Company issued 286,500 employee options, 37,500 of which have been cancelled and 3,500 of which have been forfeited, at $1.07 which have a five year expiration from the vesting date and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options granted in 2004 were all issued at market value and as such no expense was recorded.  In 2005 the Company issued 1,037,500 employee options, with 237,500 issued at $1.50 (5,500 of which have been cancelled, and 2,750 of which have been forfeited, with a five year expiration from the vesting date) and 800,000 issued at $0.85 (with a ten year expiration from the grant date).  All options granted in 2005 were vested by the Board of Directors as of November 30, 2005.  The options issued in 2005 were all issued at market value and as such no expense was recorded.

Total stock compensation costs on a pre-tax basis that would have been recorded had SFAS No. 123(R) been adopted as of its initial effective date would have totaled $157,632 and $454,756 in fiscal 2004 and 2005, respectively.

The following table sets forth the options granted under the Next Stock Option Plan as of November 30, 2005:

	2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	658,000	$ 0.16	629,500	$ 0.65
Granted	286,500	1.07	1,037,500	1.00
Cancelled	(2,000)	1.07	(41,000)	1.13
Forfeited	—		(11,250)	.92
Exercised	(313,000)	0.03	(32,000)	0.03
Outstanding at end of year	629,500	$ 0.65	1,582,750	$ 0.88
Options exercisable at end of year	295,000	$ 0.03	1,582,750	$ 0.88

The following table summarizes information about stock options outstanding at November 30, 2005:

Options Outstanding
Options Outstanding	Remaining Life	Exercise Price
153,000	3.05 years	$ 0.03
60,000	4.26 years	0.20
20,000	4.52 years	0.50
75,000	4.55 years	1.01
245,500	5.00 years	1.07
229,250	5.00 years	1.50
800,000	10.00 years	0.85
1,582,750

The following table summarizes information about stock warrants issued in 2003, 2004, and 2005, also the amount outstanding at November 30, 2005:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
366,475	2.60 years	$ 1.125	366,475	$ 1.125
358,000	3.35 years	$ 1.88	358,000	$ 1.88
1,265,000	4.15 years	$ 1.75	1,265,000	$ 1.75

NOTE 12 – Employee Benefit Plan

The Company maintains a 401(k) retirement plan for its employees. Employees are eligible to participate after one year of service and attaining the age of 18. Under the terms of the Plan, employees are entitled to contribute up to 15% of their total compensation, within limits established by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a matching contribution up to 6% of each employee’s contribution. For the years ended November 30, 2005 and 2004, the Company chose to make no matching contributions.

NOTE 13 – Major Suppliers

The Company has a variety of qualified vendors available from which it purchases its raw materials inventory. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the year ended November 30, 2005 and the year ended November 30, 2004, purchases from the two largest suppliers were $5,388,066 (36% of raw material purchases) and $10,322,781 (89% of total raw material purchases) respectively. At November 30, 2005 and November 30, 2004, the amounts due to these suppliers included in accounts payable were $1,160,595 and $2,175,072, respectively.

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

Consideration for the acquisition was: $200,000 in cash, only $100,000 of which was paid by November 30, 2004, 100,000 shares of the Company’s common stock, up to an additional 450,000 common shares on a deferred basis (November 30, 2005, 2006, and 2007) pursuant to a performance based earn-out arrangement. During 2005, no additional stock was issued pursuant to the earn-out arrangement as the financial basis was not met in conformity with pre-determined targets, there are still two more years remaining on the deferred acquisition earn-out arrangement. The financial terms of the transaction were determined by negotiation between representatives of the Company, and representatives of Choice International, Inc. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company intends to continue to operate the business of Choice International, Inc after the acquisition through a new remote sales office with executives Mark Scyphers and Bill Steele.

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

NOTE 15 – Acquisition of Sports-2-Schools, LLC

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated August 12, 2005, by and among S-2-S Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, Sports-2-Schools, LLC., a Kentucky corporation, and Buck Swindle Associates, a Purchase Price Addendum Agreement dated August 12, 2005, by and among Allen Gaddis, Gaddco, Inc., S2S and the Company and a Purchase Price Addendum agreement dated August 12, 2005, by and among Dr. Jim Ingram, S-2-S, and the Company , through its subsidiary S-2-S Acquisition Corporation, acquired certain assets of Sports-2-Schools, LLC, including a customer list, license agreements and a vendor number to a large retailer. The Company assumed $172,000 in debt as part of the transaction and also assumed $205,000 of payables owed the Company for merchandise. S2S is in the licensed sportswear business.

Consideration for the acquisition was: $50,000 in cash, 50,000 shares of the Company’s common stock and up to an additional $575,000 worth of shares of common stock, on a deferred basis (November 30, 2006, 2007, 2008) and $600,000 in cash both pursuant to a performance based earn-out arrangement. The financial terms of the transaction were determined by negotiation between representatives of the Company and Sports-2-Schools, LLC. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company intends to continue to operate the business of S-2-S, after the acquisition through a new independent sales staff.

The S2S acquisition was made to expand the Company’s distribution and customer base. Goodwill was acquired since management believes that the future value of the combined profit margins will be enhanced. The results of operations of S-2-S are included in the consolidated financial statement of the Company commencing August 12, 2005. The Company did not acquire any assets other than goodwill, customer list, license agreements, and a vendor number with a large retailer that is a new customer to the company. The Company assumed $172,000 of bank debt.

NOTE 16 – Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic EPS for the year ended November 30, 2005 and 2004, were calculated on the basis of the weighted average number of common shares outstanding during the year ended, divided by the income available to common stockholders.  Diluted earnings per share includes the effects of potentially dilutive shares.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2004	2005
Numerator:
Basic and diluted earnings (loss) per share — net income (loss)	$ (280,790)	$ (680,720)
Beneficial conversion feature relating to series A
convertible preferred stock	(197,120)	—
Net loss attributable to common stockholders	$ (477,910)	$ (680,720)
Denominator:
Basic weighted average common shares	14,735,769	18,325,103
Effect of dilutive stock options, warrants, and contingent acquisition related shares	—	—
Denominator for diluted earnings (loss) per share	14,735,769	18,325,103
Basic earnings (loss) per share	$ (0.03)	$ (0.04)
Diluted earnings (loss) per share	$ (0.03)	$ (0.04)

Options to purchase 1,582,750 shares for 2005 and 629,500 shares for 2004 were not included in computing diluted earnings per share because the effect was antidilutive.

NOTE 17 – Operating Leases

The Company leases facilities in Chattanooga, Tennessee; Noblesville, Indiana; and Lexington, South Carolina under operating lease agreements expiring through 2007. The future minimum obligations under the operating leases at November 30, 2005 are:

2006	$ 62,078
2007	14,778
$ 76,856

Rental and lease expense was $112,676 and $159,300 for 2005 and 2004, respectively.

NOTE 18 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

Additions
	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Twelve months ended November 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 23,756	$ 124,148	$ —	($ 1,813)	$ 149,717
Advertising allowance (b)	$ 61,623	$ 243,584	$ —	$ 213,680	$ 91,527
Twelve months ended November 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 73,096	$ 658	$ —	$ 49,998	$ 23,756
Advertising allowance (b)	$ 37,141	$ 137,730	$ —	$ 113,248	$ 61,623

 (a)

Deductions consist of write-offs of uncollectible accounts, net of recoveries.

 (b)

Deductions consist of deductions by customer for advertising cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 24th day of February 2006.

NEXT INC.
By:	/s/ Robert M. Budd
Robert M. Budd
President and Chief Executive Officer

By:	/s/ Charles L. Thompson
Charles L. Thompson
Chief Financial Officer Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert M. Budd	Chief Executive Officer and President	February 24, 2006
Robert M. Budd
/s/ Charles L. Thompson	Chief Financial Officer and Executive Vice President	February 24, 2006
Charles L. Thompson
/s/ Salvatore Geraci	Director	February 24, 2006
Salvatore Geraci
/s/ Ronald J. Metz	Chairman and Director	February 24, 2006
Ronald J. Metz
/s/ G. Michael Cross	Director	February 24, 2006
G. Michael Cross
/s/ Dan F. Cooke	Director	February 24, 2006
Dan F. Cooke
/s/ William B. Hensley III	Director	February 24, 2006
William B. Hensley III

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 12,2005 by and among S-2-S Acquisition Corporation, Sports-2-Schools, LLC, and Buck Swindle Associates, Inc. (1)
2.2	Purchase Price Addendum Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Next. Inc., Allen Gaddis and Gaddco, Inc. (2)
2.3	Purchase Price Addendum Agreement dated August 12, 2005 by and among S-2-S Acquisition Corporation, Next, Inc., and Dr. Jim Ingram. (3)
3.1	Certificate of Incorporation of Next, Inc. (4)
3.2	Amended and Restated Bylaws of the registrant. (5)
3.3	Certificate of Designations – Series A Convertible Preferred Stock. (6)
10.1	Securities Purchase Agreement dated January 24, 2005 among Next, Inc. and the purchasers named therein. (7)
10.2	Form of Warrant dated January 24, 2005. (8)
10.3	Registration Rights Agreement dated January 24, 2005. (9)
10.4	Promissory Note dated as of July 20, 2005, by and between Next, Inc. and Next Investors, LLC. (10)
21.1	Subsidiaries
23.1	Consent of Joseph Decosimo and Company, PLLC.
23.2	Consent of Tauber & Balser, P.C.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K dated August 12, 2005.

(2)

Incorporated by reference from Exhibit 2.2 of the registrant’s Form 8-K dated August 12, 2005.

(3)

Incorporated by reference from Exhibit 2.3 to the registrant’s Form 8-K dated August 12, 2005.

(4)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(5)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004.

(6)

Incorporated by reference from Exhibit 3.3 of the registrant’s Amendment No. 1 to Form SB-2 dated April 13, 2004.

(7)

Incorporated by reference from Exhibit 99.2 of the registrant’s Form 8-K/A dated January 25, 2005.

(8)

Incorporated by reference from Exhibit 99.3 of the registrant’s Form 8-K/A dated January 25, 2005.

(9)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(10)

Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 20, 2005.