Form 10QSB
period 2006-03-03
NEXT INC/TN
filed 2006-04-14
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 3, 2006

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of April 14, 2006 was 18,296,740.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of March 3, 2006

3

Condensed Consolidated Statements of Operations for the three months ended

February 28, 2005 and March 3, 2006

4

Condensed Consolidated Statements of Cash Flows for the three months ended

February 28, 2005 and March 3, 2006

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

14

Part II – Other Information

Item 1.  Legal Proceedings

15

Item 2.  Unregistered Sales of Equity Security and Use of Proceeds

15

Item 6.  Exhibits and Reports on Form 8-K

15

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

March 3, 2006
(unaudited)
Assets

Current assets:
Cash	$86,485
Accounts receivable, net	2,234,870
Notes receivable	37,662
Inventories	4,809,077
Prepaid expenses and other current assets	496,710
Deferred taxes, current	300,000
Total current assets	7,964,804
Property, plant and equipment, net	2,834,706
Goodwill	4,894,598
Notes receivable	60,711
Deferred taxes	468,433
Other assets, net	1,142,934
Total Assets	$17,366,186

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,858,277
Accrued expenses and other current liabilities	763,360
Short-term debt and current maturities	246,860
Loan from stockholders	500,000
Line of credit	3,216,614
Total current liabilities	6,585,111
Long-term debt, less current maturities	3,424,769
Other non-current liabilities	50,000
Total liabilities	10,059,880
Commitments and contingencies	–
Stockholders’ equity	7,306,306
Total Liabilities and Stockholders’ Equity	$17,366,186

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 28, 2005	March 3, 2006
	(unaudited)	(unaudited)
Net sales	$4,718,012	$4,850,407
Cost of sales	3,250,706	3,636,513
Gross profit	1,467,306	1,213,894

General administrative and selling expenses	1,415,231	1,454,910
Operating income (loss)	52,075	(241,016)

Interest expense	(117,235)	(167,312)
Other income (expense)	22,660	(10,878)
Loss before income taxes	(42,500)	(419,206)

Benefit for income taxes	(13,129)	(167,573)
Net loss	(29,371)	(251,633)
Net loss per share, basic and diluted	$–	$(0.01)
Weighted average shares outstanding, basic and diluted	17,162,753	18,506,579

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2005	March 3, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(29,371)	$(251,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	157,615	191,930
Noncash compensation	7,594	506
Noncash fees	19,000	5,800
Loss on sale of asset	–	3,550
Bad debt expense	9,626	(20,557)
Deferred taxes	(13,129)	(167,573)
Changes in operating assets and liabilities:
Accounts receivable	2,056,517	3,009,534
Notes receivable	–	10,764
Inventories	189,065	1,051,306
Prepaid expenses	(40,045)	(104,979)
Other current assets	(41,694)	(41,804)
Accounts payable	(2,033,137)	34,035
Accrued expenses and other liabilities	454,225	(358,351)
Total adjustments	765,637	3,614,161
Net cash provided by operating activities	736,266	3,362,528

Cash flows from investing activities:
Purchases of property, plant and equipment	(567,121)	(5,222)
Cash received from proceeds on sale of asset	–	2,700
Cash paid for acquisition costs	(100,000)	–
Cash paid for intangible assets	(41,818)	(45,817)
Net cash used in investing activities	(708,939)	(48,339)

Cash flows from financing activities:
Revolving credit facility, net	(3,225,711)	(3,310,347)
Proceeds from loans and notes payable, bank	363,875	–
Repayments of long terms debt, loans and notes payable, bank	(64,202)	(70,458)
Cash paid for investment transaction	(37,055)	–
Issuance of common stock for options	250	500
Issuance of common stock	2,691,000	–
Net cash used in financing activities	(271,843)	(3,380,305)

Net decrease in cash	(244,516)	(66,116)
Cash, beginning of period	312,216	152,601
Cash, end of period	$67,700	$86,485

Supplemental Information:
Cash paid during the period for interest	$145,197	$203,926

Non-Cash Investing and Financing Activities:
Equity securities retired in payment of note receivable	$–	$510,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of six wholly owned operating subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), (ii) Blue Sky Graphics, Inc. (“Blue Sky”), (iii) CMJ Ventures, Inc. (“CMJ”), (iv) Lil’ Fan, Inc. (“Lil’ Fan”) , (v) Choice International, Inc. (“Choice”), and (vi) S-2-S Acquisition Corporation (“S-2-S”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at March 3, 2006, and its results of operations and cash flows for the three months ended February 28, 2005 and March 3, 2006.  Operating results for the three months ended March 3, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 1, 2006.

The Company determined on February 28, 2006 to change its fiscal year from a calendar year ending November 30, to a 52-53 week period ending on the Friday closest to November 30, and to use a 4-4-5 week basis for quarterly reporting. The Company’s first quarter in 2006 will cover the transition period for this change therefore falling on March 3, 2006. Fiscal year end results on Form 10-KSB will end on December 1, 2006 therefore causing a 366 day period for fiscal year ending 2006. The Company does not believe this will materially change the operating results, however it will help the flow of monthly reporting as cut-offs are planned on Fridays for inventory counts.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has, over the last four years, developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, S-2-S, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three months ended March 3, 2006, sales to the Company’s top four customers accounted for 58% of total sales.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No, 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement also requires the allocation of fixed production overhead costs be based on normal production capacity.  The provisions of SFAS No. 151 are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.  The Company adopted Statement 123(R) at the beginning of its quarter ending March 3, 2006.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The statement applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004.  The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an Interpretation of FASB Statement No. 143: (FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligations if the fair value of the liability can be reasonably estimated.  Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value.  The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005.  The adoption of FIN 47 is not expected to have a material impact on the Company’s consolidated financial statements.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of March 3, 2006, consisted of the following:

Raw materials	$3,485,119
Finished goods	1,323,958
$4,809,077

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and liabilities at March 3, 2006, are as follows:

Current asset: Accounts receivable allowance	$51,760
Net operating loss carryforwards	1,087,867
Total deferred tax asset	$1,139,627
Non-current liability:
Property, plant and equipment	$263,219
Goodwill and other intangibles	107,975
Total deferred tax liability	$371,194

Deferred taxes, net	$768,433
Current	$300,000
Noncurrent	$468,433

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at March 3, 2006 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$3,216,217	$–
Notes payable	744,865	3,424,769
Capital lease obligations	1,995	–
Total	$3,963,077	$3,424,769

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

On April 6, 2006, the Company entered into a Subscription Agreement with the following investors:  DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company will file a registration statement with the Securities and Exchange Commission within 45 days of closing for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company will issue to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

On February 8, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from April 1, 2007 to April 30, 2006, and reduce the maximum availability under the revolving line of credit from $9,500,000 to $6,500,000. The effective date of the amendment was February 1, 2006. The reduced line of credit is in line with the Company’s lower seasonal sales cycle for the first quarter of its fiscal year and does not reduce cash availability below the calculated borrowing base. Pursuant to the amendment, National City waives the Company’s non-compliance with certain obligations and covenants of the credit facility. The Company has signed a non-binding agreement with a new lender to replace National City and is in process of working out the respective due diligence and underwriting requirements.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 80% of eligible accounts receivable, as defined in the credit facility agreement, and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (7.5% was the published rate at March 3, 2006).  Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s Chief Financial Officer and one board member collateralize the borrowings under the credit facility.

On September 30, 2005, the Company refinanced its credit facility for its main plant in Wabash, Indiana at First Federal Savings Bank of Wabash in the amount of $3,225,809, which paid off the original loan of $2,672,922 due in January 2006, the warehouse loan of $365,479, and an equipment loan of $155,469. These balances include accrued interest on the respective indebtedness. Also included in the refinancing were loan origination fees of $31,939. The new loan requires monthly principal and interest payments of $29,263, over a 5 year term at 7.0% interest.

On July 20, 2005, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has a 7.5% interest rate and maturity date of November 30, 2006. Next Investors, LLC principal partners are comprised of one officer and two directors of the Company. As of March 3, 2006, interest expensed and accrued for this loan totaled $9,688.

On February 24, 2005, the Company entered into a credit agreement with First Federal Savings Bank of Wabash to finance the purchase of a warehouse in the amount of $365,000.  This loan was subsequently consolidated with the refinancing of the main plant in Wabash on September 30, 2005.  The Company has renovated and consolidated all offsite inventories into this building which has reduced rental cost by $11,500 per month.

On February 11, 2005, the Company entered into a credit agreement for $250,500 with First Federal Savings Bank of Wabash for certain production equipment purchased in 2005. The Company is required to make principal and interest payments of $4,895 per month at an interest rate of 6.75%.  The maturity date is June 24, 2010.

6.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

At March 3, 2006
(unaudited)
Common stock, $.001 par value; 100,000,000 shares authorized, 18,296,740 shares issued and outstanding	$18,297
Additional paid-in capital	7,182,738
Retained earnings	134,593
Unearned compensation	(29,322)
Total stockholders’ equity	$7,306,306

At November 30, 2004, 1,000,000 shares were reserved for issuance under the Next, Inc. 2002 Stock Option Plan, in addition to the 1,000,000 previously reserved under the same plan.  In 2004, the Company issued 286,500 employee options, 51,000 of which have been cancelled or forfeited, at $1.07 which have a five year expiration from the vesting date and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options granted in 2004 were all issued at market value and as such no expense was recorded.  In 2005, the Company issued 1,037,500 employee options, with 237,500 issued at $1.50 (13,000 of which have been cancelled or forfeited, with a five year expiration from the vesting date) and 800,000 issued at $0.85 (with a ten year expiration from the grant date).  All options granted in 2005 were vested by the Board of Directors as of November 30, 2005.  The options issued in 2005 were all issued at market value and as such no expense was recorded.

On January 12, 2006, the Company’s former Chief Executive Officer, William B. Hensley, III, returned 500,000 shares of Next, Inc. common stock to satisfy a promissory note executed for $510,000 to purchase certain inventory items. These shares were cancelled and taken out of circulation. The transaction was valued at the market price of the stock on November 17, 2005, which was the date the shares were committed to be returned to the Company and validated by the execution of the Promissory Note.

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

On January 21, 2005, The William B. and Cindy S. Hensley Family Limited Partnership (the “Partnership”) cancelled 80,000 shares of common stock and returned these shares to the Company for the purchase of a note issued to a former salesman. Mr. Hensley was the Chief Executive Officer of the Company and a related party. The transaction was valued at the market price or $122,400; the Partnership or its designee has the right to collect this note related to cash advances to a salesman in the amount of $121,861.

7.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings (Loss) Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended February 28, 2005 and March 3, 2006, are calculated on the basis of the weighted average number of common shares outstanding.

8.

Acquisition of Sports-2-Schools, LLC

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated August 12, 2005, by and among S-2-S Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, Sports-2-Schools, LLC., a Kentucky corporation, and Buck Swindle Associates; a Purchase Price Addendum Agreement dated August 12, 2005 by and among Allen Gaddis, Gaddco, Inc., S-2-S and the Company; and a Purchase Price Addendum agreement dated August 12, 2005 by and among Dr. Jim Ingram, S-2-S, and the Company , through its subsidiary S-2-S Acquisition Corporation, acquired certain assets of Sports-2-Schools, LLC, including a customer list, license agreements and a vendor number to a large retailer. The Company assumed $172,000 in debt as part of the transaction and also assumed $205,000 in payables owed the Company for merchandise. S-2-S is in the licensed sportswear business.

Consideration for the acquisition was: $50,000 in cash, 50,000 shares of the Company’s common stock and up to an additional $575,000 worth of common stock, on a deferred basis (November 30, 2006, 2007, 2008) and $600,000 in cash both pursuant to a performance based earn-out arrangement. The financial terms of the transaction were determined by negotiation between representatives of the Company and Sports-2-Schools, LLC. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company intends to continue to operate the business of S-2-S, after the acquisition through a new independent sales staff.

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

•

Licensing and distribution agreements with Sturgis “Bike Rally”, Indianapolis Motor Speedway, Professional Bull Riders, The 3 Stooges, Fellowship of Christian Athletics, Legendary Notre Dame Quarterbacks, and GRITS (Girls Raised in the South).

•

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Cadre Athletic™, and Campus Traditions USA™, among others.

Operations and Expansion

The Company is one of the significant companies in the highly fragmented licensed products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment.  The Company has, over the last four years, developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2005, and March 3, 2006. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB.

	Three Months Ended
	February 28, 2005	March 3, 2006
	(unaudited)	(unaudited)
Net sales	$4,718,012	$4,850,407
Cost of sales	3,250,706	3,636,513
Gross profit	1,467,306	1,213,894
Operating and Other Expenses:
General and administrative	655,961	691,853
Royalty and commission expense	495,866	509,061
Corporate expenses	263,404	253,996
Interest expense	117,235	167,312
Other (income) expense	(22,660)	10,878
Total operating and other expense	1,509,806	1,633,100
Loss before income taxes	(42,500)	(419,206)
Benefit for income taxes	13,129	167,573
Net loss	$(29,371)	$(251,633)

Net Sales

Net sales increased 2.8% to $4,850,407 for the three months ended March 3, 2006, from $4,718,012 for the three months ended February 28, 2005. The growth in sales is related to a mix of existing retail customers.  Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 75% for the three months ended March 3, 2006, compared to 69% of the Company’s sales for the three months ended February 28, 2005. This increase in cost as a percentage of sales relates to raw materials (garments) that were purchased in 2005 at a higher cost than previous year due to the Company’s inability to purchase from China until January 1, 2006. The Company utilized existing inventories to fulfill the majority of orders in the first quarter to maximize cash flow.  The Company terminated employees associated with art, maintenance, and embroidery departments in December and January but absorbed the severance expense in the first quarter which will not flow into the second quarter. The areas associated with direct cost were re-organized in the first quarter for efficiency. Expenses included in cost of sales were primarily raw materials, labor, shipping supplies, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Gross Profit

Gross profit for the three months ended March 3, 2006, was $1,213,894 or 25% of net sales compared to $1,467,306 or 31% of net sales for the three months ended February 28, 2005.  The decrease in gross profit from 2005 relates to pricing on customer orders which raw materials were already committed to in late 2005.  New management has done an extensive review of pricing models based on historical and future cost.  The Company has also sought out new, more cost effective suppliers for import orders that will yield higher profit margins for the remainder of 2006 as new orders are released.

Operating and Other Expenses

General and administrative expenses were $691,853 (14.3% of sales) for the three months ended March 3, 2006, compared to $655,961 (13.9 % of sales) for the three months ended February 28, 2005. The primary increase in expenses is related to reorganization expenses and freight cost. The Company terminated employees associated with sales, human resources, and accounting in the first quarter and absorbed the severance cost which will not flow into the second quarter.

Royalty and commission expenses were $509,061 (10.5% of sales) for the three months ended March 3, 2006, compared to $495,866 (10.5% of sales) for the three months ended February 28, 2005. The increase in expense was directly related to a higher volume of licensed products sales.

Corporate expenses were $253,996 for the three months ended March 3, 2006, compared to $263,404 for the three months ended February 28, 2005. The decrease in corporate expenses was in outside professional fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $167,312 for the three months ended March 3, 2006, compared to $117,235 for the three months ended February 28, 2005.  The increase in interest expense is related to higher interest rates than previous year and increased average debt outstanding during the period.

Other income/expense was $10,878 of expense for the three months ending March 3, 2006, as compared to other income of $22,660 for the three months ended February 28, 2005. The Company has received incentive payments from Wabash County in prior years based on staffing levels, however due to cut back in staff in the first quarter the Company did not accrue this benefit.

The benefit for income taxes for the three months ended March 3, 2006, was $167,573, which is attributable to the Company’s quarterly operating loss adjusted by book and income tax recognition of temporary differences. The benefit for income taxes for the three-month period ended February 28, 2005, was $13,129, which was lower related to the pre-tax loss and recognition of book and tax temporary differences.

Financial Position, Capital Resources, and Liquidity – March 3, 2006 and November 30, 2005

At March 3, 2006, working capital was $1,379,693 representing a decrease of $841,906 from working capital at November 30, 2005 of $2,221,599.  The decrease in working capital was primarily due to the reduction in receivables and inventory from November 30, 2005. The reduction in receivables was due to more timely cash collections, which lowered the number of days in which a sale is outstanding, and the reduction in inventory was the result of management’s plan to maximize cash flow by minimizing inventory on hand.  The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $6,500,000 of which the Company has drawn $3,216,614 as of March 3, 2006. The credit facility matures on April 30, 2006. The Company is in process of replacing National City with a new senior lender and has signed a non-binding agreement subject to an audit and underwriting. The First Federal Savings Bank Promissory Notes consist primarily of one principal loan in the amount of $3,225,809 payable in monthly installments of $29,263 of principal and interest. The balance on this principal loan was $3,192,427 at March 3, 2006.

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the three months ended March 3, 2006, was $3,362,528 as compared to $736,266 of cash provided by operations for the three months ended February 28, 2005. The increase in cash provided related primarily to a reduction in receivables, reduction in inventory, and increase in accounts payable offset by higher net loss.

Cash used for investing activities was $48,339 for the three months ended March 3, 2006, compared to $708,939 for the three months ended February 28, 2005. The Company’s investing activities during the period ending March 3, 2006 were for various intangible assets in the amount of $45,817, with minimum capital equipment purchases.

Net cash used in financing activities was $3,380,305 for the three months ended March 3, 2006, compared to $271,843 for the three months ended February 28, 2005. The proceeds of common stock issued on January 24, 2005 of $2,691,000 was the primary net change in cash provided between the three months ending March 3, 2006, and February 28, 2005.

On February 8, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from April 1, 2007 to April 30, 2006, and reduce the maximum availability under the revolving line of credit from $9,500,000 to $6,500,000. The effective date of the amendment was February 1, 2006. The reduced line of credit is in line with the Company’s lower seasonal sales cycle for the first quarter of its fiscal year and does not reduce cash availability below the calculated borrowing base. Pursuant to the amendment, National City waives the Company’s non-compliance with certain obligations and covenants of the credit facility.

On August 12, 2005, the credit agreement between the Company and National City Bank of Indiana was amended to temporarily increase the Company’s line of credit to $9,500,000, reduce limitations on advances based on eligible inventory, and increase the concentration limits for a specific national customer.  On May 26, 2005, the credit agreement between the Company and National City Bank of Indiana was amended to increase the line of credit to $9,000,000 and extend the term thereof until April 1, 2007.  The amendment to the line of credit allowed the Company to reduce the limitation on advances based on eligible inventory.  The agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (7.5% was the published rate at March 3, 2006). Accounts receivable, inventory, and certain personal assets and personal guarantees of one of the Company’s directors and its Chief Financial Officer collateralize borrowings under the facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, the Company entered into a Subscription Agreement with the following investors:  DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company will file a registration statement with the Securities and Exchange Commission within 45 days of closing for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company will issue to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

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

(b)

Reports of Form 8-K

(1)  A report on Form 8-K dated March 2, 2006, reporting a change in the Company’s fiscal year.

(2) A report on Form 8-K dated February 27, 2006, reporting a press release announcing the Company’s earnings for the fiscal quarter and year ended November 30, 2005.

(3) A report on Form 8-K dated February 8, 2006, reporting an Amendment to the Company’s revolving credit facility.

(4) A report on Form 8-K dated January 10, 2006, reporting an article with the Company’s Chief Executive Officer that was published in the Chattanooga Times-Free Press.

(5) A report on Form 8-K dated December 14, 2005, reporting a press release issued to update the shareholder’s on the Company’s stock price.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

April 14, 2006

By:  /s/ Robert M. Budd

Robert M. Budd,

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