Form 10QSB
period 2006-06-02
NEXT INC/TN
filed 2006-07-05
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 2, 2006

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of July 4, 2006 was 18,372,740.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of June 2, 2006

2

Condensed Consolidated Statements of Operations for the three and six months ended

May 31, 2005 and June 2, 2006

3

Condensed Consolidated Statements of Cash Flows for the six months ended

May 31, 2005 and June 2, 2006

4

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis or Plan of Operation

11

Item 3.  Controls and Procedures

16

Part II – Other Information

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Security and Use of Proceeds

16

Item 6.  Exhibits and Reports on Form 8-K

17

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

June 2, 2006
(unaudited)
Assets

Current assets:
Cash	$272,203
Accounts receivable, net	3,767,324
Notes receivable	37,662
Inventories	4,884,567
Prepaid expenses and other current assets	860,584
Deferred taxes, current	300,000
Total current assets	10,122,340
Property, plant and equipment, net	2,727,369
Goodwill	4,882,171
Notes receivable	51,211
Deferred taxes	431,894
Other assets, net	1,067,606
Total Assets	$19,282,591

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,033,301
Accrued expenses and other current liabilities	864,395
Short-term debt and current maturities	1,226,957
Loan from stockholders	500,000
Line of credit	4,906,263
Total current liabilities	8,530,916
Long-term debt, less current maturities	3,417,247
Total liabilities	11,948,163
Commitments and contingencies	–
Stockholders’ equity	7,334,428
Total Liabilities and Stockholders’ Equity	$19,282,591

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	May 31, 2005	June 2, 2006
	(unaudited)	(unaudited)
Net sales	$4,695,583	$4,823,634
Cost of sales	3,468,469	3,000,633
Gross profit	1,227,114	1,823,001

General, administrative, and selling expenses	1,187,513	1,542,676
Operating income	39,601	280,325

Interest	(137,987)	(175,678)
Other income (expense)	13,894	(45,213)
Income (Loss) before income taxes	(84,492)	59,434

Provision (Benefit) for income taxes	(30,947)	36,538
Net income (loss)	(53,545)	22,896
Net income (loss) per share, basic and diluted	$–	$–
Weighted average shares outstanding, basic	18,604,188	18,309,795
Weighted average shares outstanding, diluted	18,604,188	18,483,201

	Six Months Ended
	May 31, 2005	June 2, 2006
	(unaudited)	(unaudited)
Net sales	$9,413,595	$9,674,041
Cost of sales	6,719,175	6,637,146
Gross profit	2,694,420	3,036,895

General, administrative, and selling expenses	2,602,743	3,000,176
Operating income	91,677	36,719

Interest	(255,222)	(342,991)
Other income (expense)	36,555	(53,501)
Loss before income taxes	(126,990)	(359,773)

Benefit for income taxes	(44,076)	(131,035)
Net loss	(82,914)	(228,738)
Net loss per share, basic and diluted	$–	$(.01)
Weighted average shares outstanding, basic and diluted	17,891,389	18,409,257

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31, 2005	June 2, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(82,915)	$(228,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	320,252	373,329
Noncash compensation	15,187	1,011
Noncash fees	24,800	7,192
Loss on sale of asset	–	38,922
Bad debt expense	10,653	(24,927)
Deferred taxes	(44,076)	(131,034)
Changes in operating assets and liabilities:
Accounts receivable	1,230,195	1,481,450
Notes receivable	–	20,264
Inventories	(2,465,138)	975,816
Prepaid expenses	(105,069)	(391,189)
Other assets	(101,306)	(23,690)
Accounts payable	(381,196)	(790,941)
Accrued expenses and other liabilities	913,388	(243,028)
Total adjustments	(582,310)	1,293,175
Net cash provided by (used in) operating activities	(665,225)	1,064,437

Cash flows from investing activities:
Purchases of property, plant and equipment	(930,229)	(31,714)
Cash received from proceeds on sale of asset	–	2,700
Cash paid for acquisition costs	(100,000)	–
Cash paid for intangible assets	(92,220)	(55,292)
Net cash used in investing activities	(1,122,449)	(84,306)

Cash flows from financing activities:
Revolving credit facility, net	(969,308)	(1,620,698)
Proceeds from loans and notes payable	615,251	912,000
Repayments of long terms debt, loans and notes payable	(527,193)	(132,091)
Fees paid for investment transaction	(64,738)	(20,240)
Issuance of common stock for investment transaction	2,691,000	500
Issuance of preferred stock, net……………………………..	650	–
Net cash provided by (used in) financing activities	1,745,662	(860,529)

Net increase (decrease) in cash	(42,012)	119,602
Cash, beginning of period	312,216	152,601
Cash, end of period	$270,204	$272,203

Supplemental Information:
Cash paid during the period for interest		$269,218		$346,578

Non-Cash Investing and Financing Activities:
Equity securities retired in payment of note receivable	$			$510,000
Equity securities retired to reduce vendor obligation	$			$23,570
Equity securities issued to acquire customer list		$77,500	$
Equity securities retired for purchase of note		$122,400	$

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at June 2, 2006, and its results of operations and cash flows for the three and six months ended May 31, 2005 and June 2, 2006.  Operating results for the three and six months ended June 2, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 1, 2006.

The Company determined on February 28, 2006 to change its fiscal year from a calendar year ending November 30, to a 52-53 week period ending on the Friday closest to November 30, and to use a 4-4-5 week basis for quarterly reporting. The Company’s first quarter in 2006 covered the transition period for this change therefore falling on March 3, 2006. Fiscal year end results on Form 10-KSB will end on December 1, 2006 therefore causing a 366 day period for fiscal year ending 2006. The Company does not believe this will materially change the operating results, however it will help the flow of monthly reporting as cut-offs are planned on Fridays for inventory counts.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, S-2-S, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three and six months ended June 2, 2006, sales to the Company’s top four customers accounted for 80% and 69%, respectively, of total sales.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No, 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement also requires the allocation of fixed production overhead costs be based on normal production capacity.  The provisions of SFAS No. 151 are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of June 2, 2006, consisted of the following:

Raw materials	$3,393,339
Finished goods	1,491,228
$4,884,567

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 2, 2006, are as follows:

Assets: Accounts receivable allowance	$25,327
Net operating loss carryforwards	1,090,577
Total deferred tax assets	$1,115,904
Liabilities:
Property, plant and equipment	$270,854
Goodwill and other intangibles	113,156
Total deferred tax liabilities	$384,010

Deferred taxes, net	$731,894
Current	$300,000
Noncurrent	$431,894

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at June 2, 2006 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$4,906,263	$–
Notes payable	1,726,957	3,417,247
Total	$6,633,220	$3,417,247

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

On May 31, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from May 31, 2006 to July 15, 2006, and increase the interest rate from prime plus one-quarter point to prime plus one point from June 1 to June 30 and prime plus two points from July 1 to July 15.  On April 25, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from April 30, 2006 to May 31, 2006. The Company has signed a non-binding agreement with a new lender to replace National City and is in process of working out the respective due diligence and underwriting requirements.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company will issue to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

On February 8, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from April 1, 2007 to April 30, 2006, and reduce the maximum availability under the revolving line of credit from $9,500,000 to $6,500,000. The effective date of the amendment was February 1, 2006. The reduced line of credit is in line with the Company’s lower seasonal sales cycle for the first half of its fiscal year and does not reduce cash availability below the calculated borrowing base. Pursuant to the amendment, National City waives the Company’s non-compliance with certain obligations and covenants of the credit facility.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 80% of eligible accounts receivable, as defined in the credit facility agreement, and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at a nationally published prime rate plus 1% (8.0% was the published rate at June 2, 2006).  Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s Chief Financial Officer and one board member collateralize the borrowings under the credit facility.

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

On July 20, 2005, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has a 7.5% interest rate and maturity date of November 30, 2006. Next Investors, LLC principal partners are comprised of one officer and two directors of the Company. As of June 2, 2006, interest expensed and accrued for this loan totaled $9,479 and $19,167, respectively, for the three and six months then ended.

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

6.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

At June 2, 2006
(unaudited)
Common stock, $.001 par value; 100,000,000 shares authorized, 18,332,740 shares issued and outstanding	$18,333
Additional paid-in capital	7,187,424
Retained earnings	157,488
Unearned compensation	(28,817)
Total stockholders’ equity	$7,334,428

At November 30, 2004, 1,000,000 shares were reserved for issuance under the Next, Inc. 2002 Stock Option Plan, in addition to the 1,000,000 previously reserved under the same plan.  In 2004, the Company issued 286,500 employee options, 62,000 of which have been cancelled or forfeited, at $1.07 which have a five year expiration from the vesting date and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options granted in 2004 were all issued at market value and as such no expense was recorded.  In 2005, the Company issued 1,037,500 employee options, with 237,500 issued at $1.50 (19,750 of which have been cancelled or forfeited, with a five year expiration from the vesting date) and 800,000 issued at $0.85 (with a ten year expiration from the grant date).  All options granted in 2005 were vested by the Board of Directors as of November 30, 2005.  The options issued in 2005 were all issued at market value and as such no expense was recorded.

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

7.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings (Loss) Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and six months ended May 31, 2005 and June 2, 2006, are calculated on the basis of the weighted average number of common shares outstanding.

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company is continually expanding its license program, which currently includes the following:

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

•

Proprietary brands including American Biker™, American Wildlife™, Cadre™, Varsity Classics™, and Campus Traditions USA™, among others.

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; and www.americanbiker.com™. The Company plans to establish additional e-commerce web sites as other product lines are established. The corporate website, www.nextinc.net, provides information to the general public about the Company.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2005 and June 2, 2006. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB.

	Three Months Ended		Six Months Ended
	May 31, 2005	June 2, 2006	May 31, 2005	June 2, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,695,583	$4,823,634	$9,413,595	$9,674,041
Cost of sales	3,468,469	3,000,633	6,719,175	6,637,146
Gross profit	1,227,114	1,823,001	2,694,420	3,036,895
Operating and other expenses:
General and administrative expenses	611,563	648,944	1,267,523	1,331,674
Royalties, commissions, and selling expenses	391,221	639,736	887,088	1,163,593
Corporate expenses	184,729	253,996	448,132	504,909
Interest expenses	137,987	175,678	255,222	342,991
Other (income) expenses	(13,894)	45,213	(36,555)	53,501
Total operating and other expense	1,311,606	1,763,567	2,821,410	3,396,668
Income (Loss), before income taxes	(84,492)	59,434	(126,990)	(359,773)
Provision (Benefit) for income taxes	(30,947)	36,538	(44,076)	(131,035)
Net income (loss)	$(53,545)	$22,896	$(82,914)	$(228,738)

Net Sales

Total net sales increased 2.7% to $4,823,634 for the three months ended June 2, 2006, from $4,695,583 for the three months ended May 31, 2005. The Company has concentrated on its core sales product lines during 2006 (Collegiate, Automotive, Wildlife, and American Biker) which grew 32.1% for the three months ended June 2, 2006 from the three months ended May 31, 2005. This excludes private label and corporate/promotional products sales which were $1,045,470 for the three months ended May 31, 2005, which the Company has eliminated, and therefore had no sales in the three months ended June 2, 2006. Total net sales increased 2.7% to $9,674,041 for the six months ended June 2, 2006 from $9,413,595 for the six months ended May 31, 2005, however core sales grew 17.9% for the comparative six month period. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 62.2% or $3,000,633 for the three months ended June 2, 2006, compared to 73.8% or $3,468,469  for the three months ended May 31, 2005. This decrease in cost relates to raw materials (garments) and reduced production cost.  The Company reduced labor cost associated with art, maintenance, and embroidery departments in the second quarter of 2006. The areas associated with direct cost were re-organized for improved efficiencies. Cost of sales was 68.6 % for the six months ended June 2, 2006 compared to 71.3% for the six months ended May 31, 2005. Expenses included in cost of sales were primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Gross Profit

Gross profit for the three months ended June 2, 2006, was $1,823,001 or 37.7% of net sales compared to $1,227,114 or 26.1% of net sales for the three months ended May 31, 2005.  The increase in gross profit from 2005 relates to higher volume of licensed product sales, lower production cost, and lower garment cost. Management has done an extensive review of pricing models based on historical and future cost.  The Company has also sought out new, more cost effective suppliers for import orders that should yield higher profit margins for the remainder of 2006 as new orders are released.

Operating and Other Expenses

General and administrative expenses were $648,944 (13.4 % of sales) for the three months ended June 2, 2006, compared to $611,563 (13.0 % of sales) for the three months ended May 31, 2005. The primary increases in cost related to shut down of the Noblesville and Columbia sales offices. General and administrative expenses were $1,331,675 (13.7% of sales) for the six months ended June 2, 2006 compared to $1,267,523 (13.4% of sales) for the six months ended May 31, 2005. The primary increase in expenses is related to reorganization expenses and freight cost. The Company terminated employees associated with sales, human resources, and accounting in the first and second quarters and absorbed the severance cost.

Royalty, commissions, and selling expenses were $639,736 (13.2% of sales) for the three months ended June 2, 2006, compared to $391,221 (8.3% of sales) for the three months ended May 31, 2005. The increase in expense was primarily related to a higher volume of licensed products sales which comprised $188,837 of the increase associated with royalty expense. The largest increase in licensed sales for the three months ended June 2, 2006 compared to the three months ended May 31, 2005 was in the automotive line, which increased by $1,160,845, thus increasing gross profit and royalty expense. Royalty, commissions, and selling expenses were $1,163,593 (12.0% of sales) for the six months ended June 2, 2006, compared to $887,088 (9.4% of sales) for the six months ended May 31, 2005. The increase again is primarily related to a higher mix of licensed products in 2006 from 2005, as royalty expense was up by $211,657.

Corporate expenses were $253,996 for the three months ended June 2, 2006, compared to $184,729 for the three months ended May 31, 2005. The increase in corporate expenses was in banking fees, professional fees, audit fees, and franchise taxes. Corporate expenses were $504,909 for the six months ended June 2, 2006, compared to $448,132 for the six months ended May 31, 2005. The increase in expense was in banking fees, wages, professional fees, and audit fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $175,678 for the three months ended June 2, 2006, compared to $137,987 for the three months ended May 31, 2005.  The increase in interest expense is related to higher interest rates than previous year and increased debt outstanding during the period. Interest expense was $342,991 for the six months ended June 2, 2006 compared to $255,222 for the six months ended May 31, 2005; the increase relates to higher interest rates and increased debt outstanding during the period.

Other income/expense was $45,213 of expense for the three months ending June 2, 2006, as compared to other income of $13,894 for the three months ended May 31, 2005. The Company has received incentive payments from Wabash County in prior years based on staffing levels, however due to staff reductions the Company has not accrued this benefit during 2006. In the second quarter the Company vacated the leased facility in Noblesville, Indiana and wrote off the leasehold improvements of approximately $35,000. Other expense was $53,500 for the six months ended June 2, 2006 compared to other income of $36,555 for the six months ended May 31, 2005.

The provision for income taxes for the three months ended June 2, 2006, was $36,538, which is attributable to the Company’s quarterly operating profit adjusted by book and income tax recognition of temporary differences. The benefit for income taxes for the three month period ended May 31, 2005, was $30,947, which related to the pre-tax loss and recognition of book and tax temporary differences.  The benefit for income taxes for the six months ended June 2, 2006 was $131,035, compared to the benefit of $44,076 for the six months ended May 31, 2005. The change between the periods relates to the operating loss adjusted by book and income tax recognition temporary differences.

Financial Position, Capital Resources, and Liquidity – June 2, 2006 and November 30, 2005

At June 2, 2006, working capital was $1,591,424 representing a decrease of $630,175 from working capital at November 30, 2005 of $2,221,599.  The decrease in working capital was primarily due to the reduction in receivables and inventory from November 30, 2005. The reduction in receivables was due to more timely cash collections, which lowered the number of days in which a sale is outstanding, and the reduction in inventory was the result of management’s plan to maximize cash flow by minimizing inventory on hand.  The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $6,500,000 of which the Company has drawn $4,906,263 as of June 2, 2006. The credit facility matures on July 15, 2006. The Company is in process of replacing National City with a new senior lender and has signed a non-binding agreement subject to underwriting and legal agreements. The First Federal Savings Bank Promissory Notes consist primarily of one principal loan in the amount of $3,225,809 payable in monthly installments of $29,263 of principal and interest. The balance on this principal loan was $3,159,686 at June 2, 2006.

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the six months ended June 2, 2006, was $1,064,437 as compared to $665,225 of cash used by operations for the six months ended May 31, 2005. The increase in cash provided related primarily to a reduction in accounts receivable and inventory, offset by a decrease in accounts payable and accrued expenses.

Cash used for investing activities was $84,306 for the six months ended June 2, 2006, compared to $1,122,449 for the six months ended May 31, 2005. The Company’s investing activities during the period ending June 2, 2006 were for various intangible assets in the amount of $55,292, with minimal capital equipment purchases of $31,714.

Net cash used in financing activities was $860,529 for the six months ended June 2, 2006, compared to $1,745,662 of cash provided by financing activities for the six months ended May 31, 2005. The proceeds of common stock issued on January 24, 2005 of $2,691,000 was the primary net change in cash between the six months ending June 2, 2006, and May 31, 2005, however the Company did receive $912,000 in proceeds from a Subscription Agreement for Convertible Notes and Warrant from a group of inventors that closed on April 6, 2006.

On May 31, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from May 31, 2006 to July 15, 2006, and increase the interest rate from prime plus one-quarter point to prime plus one point from June 1 to June 30 and prime plus two points from July 1 to July 15.  On April 25, 2006, the Company entered into an amendment with National City Bank to change the maturity date of the Company’s credit facility from April 30, 2006 to May 31, 2006. The Company has signed a non-binding agreement with a new lender to replace National City and is in process of working out the respective due diligence and underwriting requirements.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company will issue to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, the Company entered into a Subscription Agreement with the following investors:  DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company will issue to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

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

(b)

Reports of Form 8-K

(1) A report on Form 8-K dated May 30, 2006, reporting an Amendment to the Company’s credit facility.

(2) A report on Form 8-K dated April 25, 2006, reporting an Amendment to the Company’s credit facility.

(3) A report on Form 8-K dated April 17, 2006, reporting a press release announcing the Company’s earnings for the three months ended March 3, 2006.

(4) A report on Form 8-K dated April 17, 2006, reporting a press release announcing a conference call to be held with interested stockholders.

(5) A report on Form 8-K dated April 7, 2006, reporting a Subscription Agreement with various investors.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

July 5, 2006

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