Form 10QSB
period 2006-09-01
NEXT INC/TN
filed 2006-10-04
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 1, 2006

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No [  ]

The number of shares of Registrant’s common stock, par value $.001 per share, issued and outstanding as of October 3, 2006 was 18,626,029.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of September 1, 2006

3

Condensed Consolidated Statements of Operations for the three and six months ended

August 31, 2005 and September 1, 2006

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

August 31, 2005 and September 1, 2006

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

17

Part II – Other Information

Item 1.  Legal Proceedings

17

Item 2.  Unregistered Sales of Equity Security and Use of Proceeds

17

Item 6.  Exhibits and Reports on Form 8-K

17

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

September 1, 2006
(unaudited)
Assets

Current assets:
Cash	$412,191
Accounts receivable, net	6,125,580
Notes receivable	37,662
Inventories	5,182,526
Prepaid expenses and other current assets	571,934
Deferred taxes, current	300,000
Total current assets	12,629,893
Property, plant and equipment, net	2,656,090
Goodwill	4,369,825
Notes receivable	41,710
Deferred taxes	303,842
Other assets, net	1,555,043
Total Assets	$21,556,403

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,759,588
Accrued expenses and other current liabilities	2,029,249
Short-term debt and current maturities	1,114,867
Loan from stockholders	100,000
Line of credit	4,295,396
Total current liabilities	10,299,100
Long-term debt, less current maturities	3,301,294
Loan from stockholders………………………………………	400,000
Total liabilities	14,000,394
Commitments and contingencies	–
Stockholders’ equity	7,556,009
Total Liabilities and Stockholders’ Equity	$21,556,403

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	August 31, 2005	September 1, 2006
	(unaudited)	(unaudited)
Net sales	$8,449,548	$8,876,376
Cost of sales	6,266,076	6,271,344
Gross profit	2,183,472	2,605,032

General, administrative, and selling expenses	1,832,962	1,966,177
Operating income	350,510	638,855

Interest	(181,292)	(237,636)
Other expense	(5,593)	(53,249)
Income before income taxes	163,625	347,970

Provision for income taxes	60,181	128,053
Net income	$103,444	$219,917
Net income per share, basic and diluted	$.01	$.01
Weighted average shares outstanding, basic	18,734,853	18,371,751
Weighted average shares outstanding, diluted	19,006,311	18,496,534
	Nine Months Ended
	August 31, 2005	September 1, 2006
	(unaudited)	(unaudited)
Net sales	$17,863,143	$18,550,417
Cost of sales	12,985,251	12,908,490
Gross profit	4,877,892	5,641,927

General, administrative, and selling expenses	4,435,706	4,966,353
Operating income	442,186	675,574

Interest	(436,514)	(580,627)
Other income (expense)	30,961	(106,750)
Income (Loss) before income taxes	36,633	(11,803)

Provision (Benefit) for income taxes	16,104	(2,982)
Net income (loss)	$20,529	$(8,821)
Net income (loss) per share, basic and diluted	$–	$–
Weighted average shares outstanding, basic	18,177,618	18,396,846
Weighted average shares outstanding, diluted	18,519,794	18,396,846

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 31, 2005	September 1, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$20,529	$(8,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	488,368	586,396
Noncash compensation	4,854	1,517
Noncash fees	33,500	11,368
Loss on sale of asset	–	48,310
Provision (benefit) for bad debt expense	57,768	(13,922)
Provision (benefit) for deferred taxes	16,104	(2,982)
Changes in operating assets and liabilities:
Accounts receivable	(410,997)	(887,811)
Notes receivable	–	29,765
Inventories	(1,702,225)	677,857
Prepaid expenses	(41,547)	(152,143)
Other assets	(81,361)	25,914
Accounts payable	(710,554)	935,346
Accrued expenses and other liabilities	307,585	921,826
Total adjustments	(2,038,505)	2,181,441
Net cash provided by (used in) operating activities	(2,017,976)	2,172,620

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,018,658)	(47,593)
Cash received from proceeds on sale of asset	–	4,700
Cash paid for acquisition costs	(355,513)	–
Cash paid for intangible assets	(151,467)	(167,680)
Net cash used in investing activities	(1,525,638)	(210,573)

Cash flows from financing activities:
Revolving credit facility, net	198,464	(2,231,565)
Proceeds from loans and notes payable	1,115,501	912,000
Repayments of long terms debt, loans and notes payable	(595,348)	(360,134)
Fees paid for investment transaction	(64,738)	(28,008)
Issuance of common stock for investment transaction	2,691,000	–
Issuance of preferred stock, net……………………………..	650	–
Issuance of common stock for stock options………………	–	5,250
Net cash provided by (used in) financing activities	3,345,529	(1,702,457)

Net increase (decrease) in cash	(198,085)	259,590
Cash, beginning of period	312,216	152,601
Cash, end of period	$114,131	$412,191

Supplemental Information:
Cash paid during the period for interest	$447,662	$565,223

Non-Cash Investing and Financing Activities:
Equity securities retired in payment of note receivable	$–	$510,000
Equity securities retired to reduce vendor obligation	$(256,710)	$23,570
Equity securities issued to acquire customer list	$228,250	$–
Equity securities retired for purchase of note	$(122,400)	$–

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of six wholly owned subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), (ii) Blue Sky Graphics, Inc. (“Blue Sky”), (iii) CMJ Ventures, Inc. (“CMJ”), (iv) Lil’ Fan, Inc. (“Lil’ Fan”) , (v) Choice International, Inc. (“Choice”), and (vi) S-2-S Acquisition Corporation (“S-2-S”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company at September 1, 2006, and its results of operations and cash flows for the three and nine months ended August 31, 2005 and September 1, 2006.  Operating results for the three and nine months ended September 1, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 1, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report (Form 10-KSB).

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

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, S-2-S, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three and nine months ended September 1, 2006, sales to the Company’s top four customers accounted for 82% and 75%, respectively, of total sales.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will apply this standard prospectively.

In September 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108) which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB No. 108 will have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that Interpretation No. 48 will have on the Company’s results of operations and financial position.

 In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  This statement also requires the allocation of fixed production overhead costs be based on normal production capacity.  The provisions of SFAS No. 151 are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of September 1, 2006, consisted of the following:

Raw materials	$3,545,672
Finished goods	1,636,854
$5,182,526

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 1, 2006, are as follows:

Assets: Accounts receivable allowance	$14,533
Net operating loss carryforwards	951,581
Total deferred tax assets	$966,114
Liabilities:
Property, plant and equipment	$274,430
Goodwill and other intangibles	87,842
Total deferred tax liabilities	$362,272

Deferred taxes, net	$603,842
Current	$300,000
Noncurrent	$303,842

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at September 1, 2006 consisted of the following:

	Short Term	Long Term
Revolving credit facility	$4,295,396	$–
Notes payable	1,214,867	3,701,294
Total	$5,510,263	$3,701,294

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

The Company has entered into amendments with National City Bank of Indiana to extend the maturity date of the Company’s credit facility during the year with the most recent amendment extending the maturity date to October 31, 2006.  Additional provisions of the amendments increased the interest rate to prime plus two points and reduced the maximum availability under the revolving line of credit from $9,500,000 to $6,500,000.  Pursuant to the amendments, National City waived the Company’s non-compliance with certain obligations and covenants of the credit facility.  Management is currently negotiating to refinance the current credit facility and believes the Company can complete the process in the near future.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 80% of eligible accounts receivable, as defined in the credit facility agreement, and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at a nationally published prime rate plus 2% (8.25% was the published rate at September 1, 2006).  Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s Chief Financial Officer and one board member collateralize the borrowings under the credit facility.

On August 31, 2006, the Company entered into a new subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2009. Next Investors, LLC principal partners are comprised of one officer and two directors of the Company. As of September 1, 2006, interest expensed and accrued for this loan totaled $9,479 and $28,646, respectively, for the three and nine months then ended.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

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

6.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

At September 1, 2006
(unaudited)
Common stock, $.001 par value; 100,000,000 shares authorized, 18,382,740 shares issued and outstanding	$18,383
Additional paid-in capital	7,188,532
Retained earnings	377,405
Unearned compensation	(28,311)
Total stockholders’ equity	$7,556,009

At November 30, 2004, 1,000,000 shares were reserved for issuance under the Next, Inc. 2002 Stock Option Plan, in addition to the 1,000,000 previously reserved under the same plan.  In 2004, the Company issued 286,500 employee options, 94,000 of which have been cancelled or forfeited, at $1.07 which have a five year expiration from the vesting date and are subject to forfeiture should the grantee fail to be employed by the Company on the vesting date. The options granted in 2004 were all issued at market value and as such no expense was recorded.  In 2005, the Company issued 1,037,500 employee options, with 237,500 issued at $1.50 (60,500 of which have been cancelled or forfeited, with a five year expiration from the vesting date) and 800,000 issued at $0.85 (with a ten year expiration from the grant date).  All options granted in 2005 were vested by the Board of Directors as of November 30, 2005.  The options issued in 2005 were all issued at market value and as such no expense was recorded.

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

7.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings (Loss) Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and nine months ended August 31, 2005 and September 1, 2006, are calculated on the basis of the weighted average number of common shares outstanding.

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

The S-2-S acquisition was made to expand the Company’s distribution and customer base. The results of operations of S-2-S are included in the consolidated financial statement of the Company commencing August 12, 2005. The primary asset the Company acquired was a customer list, license agreements, and a vendor number with a large retailer that is a new customer to the company. In August 2006, the Company finalized the purchase accounting for this acquisition and reclassified $562,346 of Goodwill to Customer List, since this was the primary consideration for making the purchase.  The Customer List is being amortized over a 10 year period.

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

•

Licensing agreements with Chevy®, Pontiac®, Hummer®, Cadillac®, Dodge®, GMC®, Ford® Plymouth®, Jeep®, and Chrysler® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets. These licensed products are also sold to our major retail customer accounts.

•

Licensing and distribution agreements with Sturgis “Bike Rally”, Indianapolis Motor Speedway, Professional Bull Riders, The 3 Stooges, Fellowship of Christian Athletics, GRITS (Girls Raised in the South), and Rivalfish.

•

Proprietary brands including American Biker™, American Wildlife™, Cadre™, Varsity Classics™, and Campus Traditions USA™, among others.

Operations and Expansion

The Company is one of the significant companies in the highly fragmented licensed products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment.  The Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and via the Company’s internet web stores.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2005 and September 1, 2006. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB.

	Three Months Ended		Nine Months Ended
	August 31, 2005	September 1, 2006	August 31, 2005	September 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$8,449,548	$8,876,376	$17,863,143	$18,550,417
Cost of sales	6,266,076	6,271,344	12,985,251	12,908,490
Gross profit	2,183,472	2,605,032	4,877,892	5,641,927
Operating and other expenses:
General, and administrative expenses	700,707	661,676	1,968,230	1,993,350
Royalties, commissions, and selling expenses	888,008	1,045,081	1,775,096	2,208,674
Corporate expenses	244,247	259,420	692,380	764,329
Interest expenses	181,292	237,636	436,514	580,627
Other (income) expenses	5,593	53,249	(30,961)	106,750
Total operating and other expense	2,019,847	2,257,062	4,841,259	5,653,730
Income (Loss), before income taxes	163,625	347,970	36,633	(11,803)
Provision (Benefit) for income taxes	60,181	128,053	16,104	(2,982)
Net income (loss)	$103,444	$219,917	$20,529	$(8,821)

Net Sales

Total net sales increased 5.1% to $8,876,376 for the three months ended September 1, 2006, from $8,449,548 for the three months ended August 31, 2005. The Company has concentrated on its core sales product lines during 2006 (Collegiate, Automotive, Wildlife, and American Biker) which grew 9.1% for the three months ended September 1, 2006 from the three months ended August 31, 2005. This excludes private label and corporate/promotional products sales which were $315,904 for the three months ended August 31, 2005, which the Company has eliminated, and therefore had no sales in the three months ended September 1, 2006. Total net sales increased 3.8% to $18,550,417 for the nine months ended September 1, 2006 from $17,863,143 for the nine months ended August 31, 2005, however core sales grew 13.7% for the comparative nine month period. Management believes that future sales growth will continue primarily through the diversification and expansion of the Company’s customer base and its expanded product offerings.

Cost of Sales

Cost of sales was 70.6% or $6,271,344 for the three months ended September 1, 2006, compared to 74.1% or $6,266,076 for the three months ended August 31, 2005. Cost of sales relates to raw materials (garments) and production costs which were higher by $5,268 (.8%) for the three months ended September 1, 2006 compared to prior year relates to the increased volume of sales. However, cost of sales decreased by 3.5% in relation to sales for the three months ended September 1, 2006 compared to the same prior period. Cost of sales was 69.5 % for the nine months ended September 1, 2006 compared to 72.6% for the nine months ended August 31, 2005. The Company reduced labor cost associated with art, maintenance, and embroidery departments during the 9 months ended September 1, 2006. The areas associated with direct cost were re-organized for improved efficiencies.  Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.

Gross Profit

Gross profit for the three months ended September 1, 2006, was $2,605,032 or 29.3% of net sales compared to $2,183,472 or 25.8% of net sales for the three months ended August 31, 2005.  Gross profit for the nine months ended September 1, 2006 was $5,641,927 or 30.4% of net sales compared to $4,877,892 or 27.3% of net sales. The increase in gross profit from 2005 relates to higher volume of licensed product sales, with better controls of production cost, and garment purchases. Management has done an extensive review of pricing models based on historical and future cost.  The Company has also sought out new, more cost effective suppliers for import orders that should yield higher profit margins for the remainder of 2006 as new orders are released.

Operating and Other Expenses

General and administrative expenses were $661,676 (7.4 % of sales) for the three months ended September 1, 2006, compared to 700,707 (8.2 % of sales) for the three months ended August 31, 2005. The primary decrease in cost related to shut down of the Noblesville and Columbia offices. General and administrative expenses were $1,993,350 (10.7% of sales) for the nine months ended September 1, 2006 compared to $1,968,230 (11.0% of sales) for the nine months ended August 31, 2005. The primary increase in expenses is related to reorganization expenses and freight cost. The Company terminated employees associated with sales, human resources, and accounting in the first and second quarters and absorbed the severance cost.

Royalty, commissions, and selling expenses were $1,045,081 (11.7 % of sales) for the three months ended September 1, 2006, compared to $888,008 (10.5% of sales) for the three months ended August 31, 2005. The increase in expense was primarily related to a higher volume of licensed products sales which comprised $112,874 of the increase associated with royalty expense. Royalty, commissions, and selling expenses were $2,208,674 (11.9% of sales) for the nine months ended September 1, 2006, compared to $1,775,096 (9.9% of sales) for the nine months ended August 31, 2005. The primary increase is related to a higher mix of licensed products in 2006 from 2005, as royalty expense was up by $324,531, the remaining increase is selling cost associated with higher volume of core sales.

Corporate expenses were $259,420 for the three months ended September 1, 2006, compared to $244,247 for the three months ended August 31, 2005. The increase in corporate expenses was for banking fees. Corporate expenses were $764,329 for the nine months ended September 1, 2006, compared to $692,380 for the nine months ended August 31, 2005. The increase in expense was in banking fees, wages, and professional fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $237,636 for the three months ended September 1, 2006, compared to $181,292 for the three months ended August 31, 2005.  The increase in interest expense is related to higher interest rates than previous year and increased debt outstanding during the period. Interest expense was $580,627 for the nine months ended September 1, 2006 compared to $436,514 for the nine months ended August 31, 2005; the increase relates to higher interest rates and increased debt outstanding during the period.

Other expense was $53,249 for the three months ending September 1, 2006, as compared to $5,593 for the three months ended August 31, 2005. The increase in expense relates to $30,000 of fees for banking extensions from National City and $14,574 of warrant expense for subordinated debt. Other expense for the nine months ending September 1, 2006 was $106,750 compared to other income of $30,961. The primary expenses for the nine month periods relate to one time banking fee extensions of $30,000, amortization of warrants for subordinated debt of $24,294, write-off of fixed assets of $40,056 for the closure of the Noblesville and Columbia offices, and loss on sale of vehicles of $8,256. The Company has received incentive payments from Wabash County in prior years based on staffing levels, however due to staff reductions the Company has not accrued this benefit during 2006.

The provision for income taxes for the three months ended September 1, 2006, was $128,053, which is attributable to the Company’s quarterly operating profit adjusted by book and income tax recognition of temporary differences. The provision for income taxes for the three month period ended August 31, 2005, was $60,181, which related to the pre-tax income and recognition of book and tax temporary differences.  The benefit for income taxes for the nine months ended September 1, 2006 was $2,982, compared to the provision of $16,104 for the nine months ended August 31, 2005. The change between the periods relates to the operating loss adjusted by book and income tax recognition temporary differences.

Financial Position, Capital Resources, and Liquidity – September 1, 2006 and November 30, 2005

At September 1, 2006, working capital was $2,330,793 representing an increase of $109,194 from working capital at November 30, 2005 of $2,221,599.  The increase in working capital was primarily due to the increase in receivables from November 30, 2005, which is primarily related to sales in the month of August 2006. This was the highest sales month in the Company’s history.  The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

Liquidity and Capital Resources

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $6,500,000 of which the Company has drawn $4,295,396 as of September 1, 2006. The credit facility matures on October 31, 2006.  Management is currently negotiating to refinance the current credit facility and believes the Company can complete the process in the near future.  The First Federal Savings Bank Promissory Notes consist primarily of one principal loan in the amount of $3,225,809 payable in monthly installments of $29,263 of principal and interest. The balance on this principal loan was $3,128,240 at September 1, 2006.

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the nine months ended September 1, 2006, was $2,172,620 as compared to $2,017,976 of cash used by operations for the nine months ended August 31, 2005. The increase in cash provided related primarily to a reduction in inventory, coupled with an increase in accounts payable and accrued expenses.

Cash used for investing activities was $210,573 for the nine months ended September 1, 2006, compared to $1,525,638 for the nine months ended August 31, 2005. The Company’s investing activities during the period ending September 1, 2006 were for various intangible assets in the amount of $167,680, with minimal capital equipment purchases of $47,593. In the nine months ended August 31, 2005 the Company had large capital expenditures primarily for the purchase and renovation of a warehouse, and production equipment for a total of $1,018,658.

Net cash used in financing activities was $1,702,457 for the nine months ended September 1, 2006, compared to $3,345,529 of cash provided by financing activities for the nine months ended August 31, 2005. The proceeds of common stock issued on January 24, 2005 was $2,691,000, and  the net proceeds from the warehouse and equipment loans were $520,153, which were the primary items that provided cash from financings in nine months period ended August 31, 2005. For the nine months ended September 1, 2006 the primary use of funds in financings resulted from the Company’s reduction in borrowings from the revolving line of credit by $2,231,565, offset by receipt of $912,000 in proceeds from a Subscription Agreement for Convertible Notes and Warrants from a group of investors that closed on April 6, 2006.

The Company has entered into amendments with National City Bank of Indiana to extend the maturity date of the Company’s credit facility during the year with the most recent amendment extending the maturity date to October 31, 2006.  Additional provisions of the amendments increased the interest rate to prime plus two points and reduced the maximum availability under the revolving line of credit from $9,500,000 to $6,500,000.  Pursuant to the amendments, National City waived the Company’s non-compliance with certain obligations and covenants of the credit facility.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 80% of eligible accounts receivable, as defined in the credit facility agreement, and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at a nationally published prime rate plus 2% (8.25% was the published rate at September 1, 2006).  Accounts receivable, inventory, certain personal assets and personal guarantees of the Company’s Chief Financial Officer and one board member collateralize the borrowings under the credit facility.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

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

(b)

Reports of Form 8-K

(1) A report on Form 8-K dated September 21, 2006, reporting a press release announcing a commitment for a new credit facility with GMAC Commercial Finance.

(2) A report on Form 8-K dated July 15, 2006, reporting an Amendment to the Company’s credit facility.

(3) A report on Form 8-K dated July 6, 2006, reporting a press release announcing the Company’s earnings for the six months ended June 2, 2006.

(4) A report on Form 8-K dated July 6, 2006, reporting a press release announcing a conference call to be held with interested stockholders.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT, INC.

October 4, 2006

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