Form 10KSB
period 2006-12-01
NEXT INC/TN
filed 2007-02-02
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 1, 2006

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

The issuer’s revenue for the fiscal year ended December 1, 2006 was $28,767,253.

As of February 1, 2007 the aggregate market value of the Company’s common stock was approximately US $6,563,986 which value, solely for the purposes of this calculation, excludes common stock held by the Company’s affiliates, including major shareholders, officers, and directors. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of shares of the Issuer’s common stock issued and outstanding as of February 1, 2007 was 18,626,029.

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

NEXT, INC.

PART I

ITEM 1.

BUSINESS

BUSINESS DEVELOPMENT. Next, Inc., a Delaware corporation, was formed January 2, 1987. It has two wholly owned subsidiaries: (i) Next Marketing, Inc., a Delaware corporation (“Next Marketing”), and (ii) Choice International, Inc., a Delaware corporation (“Choice”). On December 1, 2006, the Company merged CMJ Ventures, Inc., a Florida corporation (“CMJ”), Lil’ Fan, Inc., a Delaware corporation (“Lil’ Fan”), S-2-S Acquisition Corporation, a Delaware corporation, (“S2S”) and Blue Sky Graphics, Inc., a Delaware corporation (“Blue Sky”), into Next Marketing, Inc. to reduce the accounting and legal cost of maintaining these subsidiaries. All references herein to the “Company,” “we,” “us,” “our” or “Next” refer to Next, Inc. and its subsidiaries.

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

The Subsidiaries. Blue Sky and Next Marketing became indirect subsidiaries of the Company at the time of the Exchange and on December 27, 2002, following the merger between Sporting Magic, Inc. and Next, Inc., became wholly owned subsidiaries of the Company. Blue Sky and Next Marketing (and their respective predecessors) have been in existence since 1989 and 1997, respectively, and, prior to the Exchange, were owned and controlled by two of the Company’s principal stockholders. CMJ became a subsidiary of the Company on June 1, 2002 pursuant to the terms of an Agreement and Plan of Merger dated March 1, 2002, as amended on May 16, 2002 and May 15, 2003. On July 31, 2003, the Company acquired substantially all of the assets of Lil’ Fan, Inc., the right to sell all items previously sold by Stan Howard & Associates, and Stan Howard & Associates, Inc. through a subsidiary named Lil’ Fan. On October 31, 2004, the Company acquired substantially all of the assets of Choice International, Inc., the right to purchase goods through an international source, and the right to sell all items through a customer base previously sold by the principals through a subsidiary that is now Choice. On August 12, 2005, the Company acquired certain assets of Sports-2-Schools, LLC, the right to sell all items previously sold by Buck Swindle Associates, Inc. and the vendor number for a major customer through a subsidiary named S2S. On December 1, 2006, the Company merged CMJ, Lil’ Fan, S-2-S, and Blue Sky into Next Marketing to reduce the accounting and legal cost of maintaining these subsidiaries.

THE BUSINESS. The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.  Products are both outsourced and embellished in-house via both screenprint and embroidery.

The Company’s management (“Management”) believes that there are substantial growth opportunities in the imprinted sportswear industry and that the Company is well positioned to take advantage of these growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices.

The Company’s licensed and proprietary products include the following:

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, and Campus Traditions USA™ line for most major colleges and universities in the U.S.;

▪

Licensing agreements with Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, Chrysler®, Plymouth®, and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others;

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, Indianapolis Motor Speedway, GRITS, and Rivalfish.

The Company is continually reviewing additional licensing programs and proprietary designs to further expand its licensing program and proprietary design portfolio.

OPERATIONS. The Company is one of the larger companies in the highly fragmented licensed imprinted sportswear industry. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

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

•

Excellent design and merchandising staff. We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment and consistency in our product variety and offers our customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less than the industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead-time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.  In 2006, key suppliers included DZ Trading, Inc., Gildan, and Delta Apparel.

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

This information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2006, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

COMPETITION. The imprinted sportswear industry is highly competitive.  According to a study completed by “Impressions” magazine, a leading publication of the imprinted sportswear industry, there are over 7,000 high volume (defined as shops with annual gross sales over $500,000) screenprint and embroidery shops, and of that figure, only approximately 8% of them have gross annual sales of over $10 million.  Our primary distribution channels are highly fragmented with substantial competition from other distributors of imprinted sportswear. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which Management believes enhance the Company’s brands.

CUSTOMER BASE. The Company has made a concerted effort to expand its customer base. As a result of this effort, the Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. During fiscal 2005 and 2006, approximately 44.5% ($11,872,172) and 61.87% ($17,798,888), respectively, of the net sales of the Company were to its two largest customers.  Sales to the next three largest customers approximated 16.1% ($4,283,987) and 15.7% ($4,503,985), respectively, for the same years.  The Company believes that its continued customer diversification and expansion program will be evident in fiscal year 2007 and beyond. The following represent a cross section of the Company’s customers segregated by distribution channel:

National Retail Merchants:	Kohl’s, Sears, K-Mart, Dillard’s, J.C. Penney, Belk, Wal-Mart
Specialty Retailers:	Dollar General, Sam’s Wholesale Club, Alcone Marketing Group, Boscov’s, Gordmans, Brylane Home Wishes, Von Maur, Cracker Barrel
Sporting Goods Chains:	Sports Fan, Academy, Delaware North Companies, Football Fanatics, Scheels Sports, Global Sports International.
Corporate Accounts and College Book Stores:	Nebraska Book Company, Jayhawk Spirit, Husker Hounds, Love’s Travel Stores, IU Athletic Outfitters
Motor Sports:	Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, Chrysler®, Plymouth®, Ford®, and motorcycle dealers and gift shops
E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industry in which the Company competes is highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that include the following:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas.  According to statistics from industry publication The Licensing Letter, royalties from sports licenses produced over $500 million on $13.2 billion in retail sales in 2005, making sports licenses the second highest producer of royalty revenues.  Additionally, apparel and headwear items, such as those designed and embellished by the Company, made up 63% of retail sales for collegiate licenses.  These two types of licenses make up a large percentage of the Company’s sales base, and based on the popularity of these items Management believes there is room for growth and expansion in the marketplace.  The Company is constantly working to expand its licensing program to gain an advantage in the competitive licensed imprinted sportswear business.

E-Commerce. The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com, and www.americanbiker.com™. A corporate website, www.nextinc.net, gives information to the general public about the Company.

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

Strategic Mergers and Acquisitions. In addition to organic growth, the Company also plans to grow through selective strategic acquisitions. Management believes that there are a number of quality acquisition candidates that will enable the Company to expand and diversify its presence in the marketplace. The Company’s key acquisition criteria include: proven historical success, diverse customer base, and a reputation for quality in the marketplace.

Imprinted Sportswear Industry. The imprinted sportswear industry is a niche industry that entails value added embellishment (embroidering or screenprinting) of various apparel. The items that are imprinted include: headwear, polo shirts, long-sleeve shirts, fleece wear, shorts, jackets, beach towels, souvenir blankets and t-shirts. The imprinted sportswear is sold primarily through traditional and specialty retailers ranging from large national and regional chains to sporting goods stores, casinos, golf and tennis pro shops, souvenir shops and sports stadiums.

Trends. A significant industry trend is the evolving requirement of customers to have suppliers provide enhanced value-added services to them. A primary attribute that customers are seeking is a company’s ability to be a “one-stop shop” for all product requirements. In effect, customers are now looking to their suppliers to provide enhanced value-added services: design and graphic capabilities, fulfillment and warehousing, company store planning and execution, and on-line purchasing.

SUPPLIERS. The Company sources a significant portion of its products through suppliers with international relationships. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.  In 2006, key suppliers included DZ Trading, Inc., Gildan, and Delta Apparel.

EMPLOYEES. As of February 1, 2007, the Company had approximately one hundred fifty employees. We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND REFINANCING. The Company signed a new credit facility with National City Bank on January 31, 2007 for two years, expiring on January 31, 2009.  The new agreement increases the total line to $7,500,000, decreases the interest rate to prime plus or minus .25% (depending on certain financial ratios), increases the advance rates on accounts receivable to 85%, and establishes new quarterly financial covenants.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

The Company entered into amendments with National City Bank of Indiana to extend the maturity date of the Company’s credit facility during the year with the last amendment extending the maturity date to April 30, 2007.  Additional provisions of the amendments increased the interest rate to prime plus one and one half points and reduced the maximum availability under the revolving line of credit from $9,500,000 to $6,500,000.  Pursuant to the amendments, National City waived the Company’s financial covenants under the credit facility.

During the fiscal year of 2006, the Company’s credit facility agreement with National City Bank provided for draws up to the sum of 80% of eligible accounts receivable, as defined in the credit facility agreement, and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provided for monthly payments of interest at a nationally published prime rate plus 1.5% (8.25% was the published rate at December 1, 2006).  Accounts receivable, inventory, and personal guarantees of the Company’s Chief Executive Officer, Chief Financial Officer, and one board member collateralized the borrowings under the credit facility.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2008. Next Investors, LLC’s principal partners are comprised of the Chief Financial Officer, one board member, and a major shareholder of the Company. As of December 1, 2006, interest expensed and accrued for this loan totaled $39,389 and $10,743, respectively.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  As of December 1, 2006, one payment had been made with stock, and all others had been paid with cash.

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

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated August 12, 2005, by and among S-2-S Acquisition Corporation (a wholly owned subsidiary of the Company), Sports-2-Schools, LLC,  and Buck Swindle Associates, Inc., the Company, through a subsidiary, acquired certain assets of Sports-2-Schools, LLC and the right to sell all items previously sold by the principals. Sports-2-Schools, LLC’s customers, distribution networks, and vendor number diversify, complement, and bolster the Company’s existing customer and distribution base. The Company expects that future sales and earnings will continue to grow. The Company, during fiscal 2005, fully integrated the operations of Sports-2-Schools, LLC into the operating facility located in Wabash, Indiana (see NOTE 15 of the Notes to Consolidated Financial Statements contained elsewhere in this document).   As consideration for the above described acquisition, the Company issued 50,000 shares of its common stock, with up to an additional $575,000 worth of shares of its common stock to be issued on a deferred basis if certain financial targets are achieved, and up to $600,000 in cash pursuant to an earn-out arrangement.  No payments were made in fiscal year 2006 as part of the earn-out arrangement.  As additional consideration, the Company paid $50,000 to Buck Swindle Associates, Inc. and forgave $205,500 of accounts receivable indebtedness to the Company.  The Company also assumed $172,000 of debt of Sports-2-Schools, LLC which was paid off in October 2005.  The shares were issued to the shareholders of Sports-2-Schools, LLC, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The transaction was negotiated with the shareholders, who were a small group of sophisticated investors knowledgeable about the Company.

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

Business Developments in 2006.  Business developments in 2006 include:

•

On December 28, 2006, the Company announced that its licensed college sportswear program was ranked as the fourteenth top-selling company in the Collegiate Licensing Company’s rankings.

•

On October 25, 2006, the Company announced a new three-year license agreement with Dodge to produce their branded apparel.

•

On September 12, 2006, the company announced a partnership with Rivalfish™ for an exclusive apparel license for their college rivalry program featuring many of the most recognizable college sports rivalries in the country.

•

On September 5, 2006, the Company announced that, year to date, it was ranked number two for sales of licensed Ford apparel, based on royalty revenues.

•

On April 24, 2006, the Company announced that Joe Ferragina and Ross Litz would become the Executive Vice President and Vice President, respectively, of Sales and Marketing, moving the Company from using primarily external salespeople to combining internal management with external representatives.

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

Dependence Upon Key Customers. Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. The Company has made a concerted effort to expand its customer base. The acquisition of CMJ, which sells to over five hundred specialty retailers, and the introduction of major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 9,000 auto dealers are two components of this expansion. The acquisition of Lil’ Fan also expanded the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers are complementary to the Company and do not overlap with existing customers. The acquisition of S2S also expands the Company’s customer base to a large national retailer to which the Company has previously not sold merchandise. As a result of this effort, the Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. If the Company is unable to sustain this expansion of its customer base or if it is unable to maintain its customer base it could have a negative impact on its financial condition and results of operations.

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

ITEM 2.

 DESCRIPTION OF PROPERTY

The Company’s executive office is located in leased office space in Chattanooga, Tennessee, under a lease for approximately 2,000 square feet that expires in 2007. The lease cost for this facility is $1,800 per month. The Company purchased warehouse space in Wabash, Indiana in 2005 for a cost of $365,000, which was financed by First Federal Savings Bank of Wabash and renovated for inventory utilization. The purchase of this warehouse allowed the Company to consolidate its inventory from two leased warehouse facilities that cost $11,500 per month. The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (the “Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition. Management believes that its existing owned facilities are adequate to meet the Company’s needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder meeting on October 24, 2006. At the annual meeting, the stockholders voted upon the election of four directors, and the ratification of the appointment of the Company’s independent auditors, Joseph Decosimo and Company, PLLC. The votes were cast as follows:

Directors :	For	Against	Withheld	Abstentions
Ronald J. Metz	15,322,881	0	78,392	0
Salvatore Geraci	15,322,863	0	78,410	0
Robert M. Budd	15,322,881	0	78,392	0
Dan F. Cooke	15,322,881	0	79,092	0

Ratification of Independent Auditors	For	Against	Withheld	Abstentions
Joseph Decosimo and Company, PLLC	15,359,880	441	0	40,952

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Low	High
2007 Fiscal Year
First Quarter (through February 1, 2007)	$ 0.42	$ 0.56
2006 Fiscal Year
First Quarter	$ 0.58	$ 0.92
Second Quarter	$ 0.43	$ 0.69
Third Quarter	$ 0.40	$ 0.62
Fourth Quarter	$ 0.40	$ 0.60
2005 Fiscal Year
First Quarter	$ 1.35	$ 1.67
Second Quarter	$ 1.05	$ 1.48
Third Quarter	$ 1.01	$ 1.30
Fourth Quarter	$ 0.85	$ 1.15

As of February 1, 2007, there were approximately one thousand eight hundred holders of record of our common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that the Company will pay cash dividends in the foreseeable future.  The Company has a covenant in the loan agreement with its primary lender that stipulates it cannot pay dividends on common stock.  However, the Company was required to pay a 2% dividend on all Preferred Stock outstanding; in 2005, $15,714 was paid, with no dividends paid in 2006.

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

INTRODUCTION. As noted elsewhere in this report, the Company’s principal customers are large national and regional retailers. In order to maintain its relationship with these customers, enhance revenues from them, and enable them to improve their revenues and margins, the Company must work closely with these customers to ensure they receive the Company’s products expeditiously and economically. The Company works diligently to maintain what Management calls “supply chain excellence” – a way for the Company to provide value added services to its customers.

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

RESULTS OF OPERATIONS. The following table sets forth certain items in the Company’s consolidated statement of operations for the years ended November 30, 2005, and December 1, 2006, respectively. The results of operations for 2005 include the revenues of S-2-S Acquisition Corporation of $223,764 from August 12, 2005, the date of its acquisition.  These statements should be read in conjunction with the audited financial statements of the Company contained elsewhere in this Form 10-KSB.

	Twelve months ended
	November 30, 2005	December 1, 2006
Net sales	$ 26,677,155	$ 28,767,253
Cost of sales	19,974,842	20,641,860
Inventory write off	703,948	—
Gross profit	5,998,365	8,125,393
Operating and other expenses:
Operations expense	2,762,502	2,754,244
Royalties, commissions, and other selling expense	2,763,434	3,453,829
Corporate expense	973,880	1,017,632
Interest expense	645,891	815,960
Other (income) expense	(21,250)	12,959
Total operating and other expense	7,124,457	8,054,624
Income (Loss) before income taxes	(1,126,092)	70,769
(Provision) Benefit for income taxes	445,372	(24,232)
Net income (loss)	$ (680,720)	$ 46,537

NET SALES.  Net sales increased 7.8% to $28,767,253 for 2006 from $26,677,155 for 2005.  The growth in sales is primarily attributable to increased sales volume from existing customers resulting in a net increase of $2,090,098. Core Sales (Collegiate, Auto, Wildlife, and American Biker) increased 14.8% to $28,575,873 in 2006 from $24,873,377 in 2005, which excludes the private label and corporate sales products which the Company has chosen to discontinue from its offerings.

COST OF SALES. Cost of sales was $20,641,860 or 71.7% of the Company’s net sales for 2006 compared to $19,974,842 or 74.8% for 2005. Cost of sales is driven in relation to volume, even though the actual expense increased from prior year, the relationship to sales for 2006 dropped by 3.1% in relation to sales from 2005. This decrease (3.1% of sales) was attributable to a reduction in the Company production cost and garment purchases which were both aligned to pricing models.

 The Company had a one-time write off of selected inventory items in 2005 of $703,948 that was non-reoccurring in 2006. This write off was the result of the Company’s change in focus to narrow product lines related to its strategic licensing channels. The Company also changed its policy on sample inventory and distribution which was $361,702 or 51% of the write off in 2005.  The Company previously kept samples on the balance sheet as inventory, but as of November 30, 2005, changed policy to expense the samples as purchased.

GROSS PROFIT. Gross profit was $8,125,393 or 28.2% of the Company’s net sales for 2006 compared to $5,998,365 or 22.5% in 2005. The improved margin of $2,127,028 or 5.7% of sales from 2005 to 2006 are as follows: one time inventory adjustment of $703,948 or 2.6% which related to 2005; and $1,423,080 or 3.1% of sales which relates to pricing, reduced production cost, and better sourcing of garments.

          OPERATING AND OTHER EXPENSES. Operations expenses were $2,754,244 (9.5% of net sales) for 2006 compared to $2,762,502 (10.4% of net sales) for 2005. These are general and administrative expenses which decreased by $8,259 in 2006 over 2005. The decrease was primarily related to closure of two satellite offices during 2006. Operating and other expenses consist of: salaries, office cost, travel, freight, insurance, telephone, depreciation, amortization, and other general services cost.

Royalty fees associated with licensing agreements was $2,488,951 or 8.7% of sales in 2006 and $1,938,473 or 7.3% of sales in 2005. The increase in fees is the result of the increased volume of sales of licensed products in 2006, which is the Company’s primary sales and marketing focus, and decrease in private label business. Commission expenses were $649,906 or 2.2% of sales in 2006, and $824,961 or 3.1% in 2005, which decreased due to change in sales force from external commission based personnel to internal employees. Other sales expenses in 2006 were $314,972, which is made up of salaries and related expense for the Company’s new internal sales office which was set up in May of 2006.

Corporate expense consists of full-time personnel, legal services, accounting fees, and investment professionals. While these services have resulted in significant costs, the Company believes that such costs are necessary for the Company to implement its strategic plan of future growth and diversification. Fiscal year 2006, expenses were $1,017,632, compared to 2005, which were $973,880 for an increase of $43,752 or 4.5% primarily related to wages, franchise taxes, and banking fees.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $815,960 for 2006, compared to $645,891 for 2005. The primary reasons for the increase in interest expense were new debt associated with convertible notes completed on April 6, 2006, and higher interest rate on the average borrowings of the revolving credit facility to National City Bank.

Other expenses in 2006 of $12,959, primarily relates to several expense and income items, as follows:  gain on sale of intangibles, $142,500; receipt of Wabash County incentive payment, $50,000; loss on disposal of assets, $48,310; fees related to banking transactions, $115,000; amortization of fees related to the subordinated note holders, $38,872; and amortization of other non-operating expense of $6,426.  Other income in 2005 of $21,750, primarily relates to the receipt of Wabash County incentive payment of $50,000, net of $28,750 of amortization cost.  The Wabash County incentive agreement is with Wabash County, Indiana, where the Company’s manufacturing facility is located, to receive $50,000 per year based on the maintenance of certain employment levels that provide economic benefit to the community, for a 6 year period which became effective November 30, 2003.

PROVISION FOR INCOME TAXES. The Company recognized a tax provision of $24,232 in 2006, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating income adjusted by book and income tax recognition of temporary differences. In 2005, the Company recognized a tax benefit of $445,372. The Company feels the deferred tax asset is fully realizable based on estimates of future profitability.

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY. At December 1, 2006, working capital was $2,552,082, representing an increase of $330,483 from working capital at November 30, 2005, of $2,221,599. This increase in working capital primarily relates to the following factors: decrease in current assets of $359,353 which is primarily related to an increase in accounts receivable of $ 1,481,965 due to higher sales in the month of November, 2006, offset by a decline in inventory of $1,833,818 related to management’s actions to decrease the amount of inventory on hand; and a decrease in current liabilities of $689,116 primarily related to the line of credit from National City that dropped by $2,309,723,  offset by an increase in accounts payable and accrued expense of $1,305,197 which are related to costs associated with higher sales in the month of November.

Liquidity and Capital Resources. The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank. At December 1, 2006, $4,217,238 of the credit facility with National City Bank of Indiana had been drawn upon.  The Company amended the credit facility on February 6, 2006 to change the maturity date to April 30, 2006 and reduced the line of credit to $6,500,000.  Subsequent amendments during the year extended the maturity date to April 30, 2007.  In addition the agreement provided for monthly payments of interest of 1.5% over a nationally published prime rate (8.25% at December 1, 2006).  The Company signed a new credit facility with National City Bank on January 31, 2007 for two years, expiring on January 31, 2009.  The new agreement increases the total line to $7,500,000, decreases the interest rate to prime plus or minus .25% (depending on certain financial ratios), increases the advance rates on accounts receivable to 85%, and establishes new quarterly financial covenants.

The First Federal Savings Bank Promissory Notes consist primarily of one principal loan in the amount of $3,225,399 payable in monthly installments of $29,263 of principal and interest with maturity on October 15, 2020.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,149 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  As of December 1, 2006, one payment had been made with stock, and all others had been paid with cash.

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

Seasonality of sales affects the company’s liquidity and profitability as the majority of sales are booked in the third and fourth quarters of the fiscal year. In 2006 and 2005, approximately 66.3% and 64.7%, respectively, represent the combined third and fourth quarter sales as a percentage of total sales. This trend is in large part due to the college licensed products lines which are sold to major retail customers that occur in these periods.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures. The Company had net income in 2006 of $46,537, compared to a net loss in 2005 of $680,720 which is a positive change of $727,257 in the cash flows from operating activities. Adjustments to cash in the Company’s cash flow statement indicate $365,043 of cash used in operating activities for 2005; however, in 2006, $2,206,349 of cash was provided by operations. This swing of $2,571,392 comes from the following major factors: reduction in the deferred income taxes of $469,604 which is a result of increased profitability, cash provided from inventory reduction of $1,514,519, and increase in cash provided from accounts payable of $2,314,377, offset by cash used for accounts receivable of $1,237,531. Cash provided from operations for 2006 was $2,252,886 as compared to cash used for operations in 2005 was $1,045,763.

Cash used for investing activities was $310,786 for 2006, compared to $1,663,170 for 2005. The decrease in the Company’s investing activities, comparatively, is due to the purchase of new equipment and a warehouse, as well as acquisition costs, in 2005.

Net cash used by financing activities was $2,014,001 for 2006, compared to net cash provided by financing activities $2,549,318 for 2005. The decrease of $4,563,319 was primarily related to reduction of revolving credit facility, net of cash received for issuance of stock from investment transactions of $2,691,000 in 2005.

The following table represents the contractual commitments of the Company as of December 1, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving Credit Facility	$4,217,238	$4,217,238	$ —	$ —	$ —
Long-Term Debt	4,596,651	1,060,866	1,044,841	372,705	2,118,239
Operating Leases	23,400	21,600	1,800	—	—
Total Contractual Cash Obligations	$8,837,289	$ 5,299,704	$1,046,641	$372,705	$2,118,239

CRITICAL ACCOUNTING POLICIES AND ESTIMATES, AND NEW PRONOUNCEMENTS. Our significant accounting policies are described in NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.  Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventories. Inventories, which are predominantly blank garments or finished goods, are valued at the lower of cost or market, with cost determined using the first-in, first-out method. A detailed analysis of inventory is performed on a periodic basis throughout the year. If actual market conditions are less favorable than those projected by management, write-downs may be required.

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. As of December 1, 2006, the Company has determined that a valuation allowance is not necessary.

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. In assessing the recoverability of our investments in CMJ, Lil’ Fan, Choice, S2S, and other intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such assets not previously recorded.  Additionally, as of December 1, 2006, the Company consolidated these subsidiaries into one reporting entity to simplify accounting and legal matters.  Management felt that the Company’s benefit from each one of the acquisitions had become indistinguishable as the sales and marketing efforts of the Company are organized in a fashion to sell all products to all customers.  This consolidation is consistent with SFAS 142 as related to reorganization of reporting structure and mirrors what has happened in operations; therefore, going forward impairment will be measured on the combined operating entity for all investments.

Other Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123© supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The approach to accounting for share-based payments in Statement 123© is similar to the approach described in Statement 123.  However, Statement 123© requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.  The Company adopted Statement 123© at the beginning of its quarter ending March 3, 2006.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a)(2) of this report.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 1, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The following table sets forth the name, age, positions, and offices or employments as of February 1, 2007, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
Robert M. Budd	50	President, Chief Executive Officer, and Director
Charles L. Thompson	55	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Salvatore Geraci	60	Director
Ronald J. Metz	48	Chairman and Director
Dan F. Cooke	58	Director

Robert M. Budd, President, Chief Executive Officer, and Director. Mr. Budd joined Next as a President and Chief Executive Officer of the Company effective November 16, 2005. He spent the last six years as founding partner of TBA Management Services, a consulting firm specializing in management advisory services. While with TBA, he worked with both public and private companies, fulfilling the roles of both chief executive officer and chief operating officer. Mr. Budd was elected as a Director of the Company at the annual meeting on October 24, 2006.

Charles L. Thompson, Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Since February 2002, Mr. Thompson has served as an Executive Vice President and as the Company’s Chief Financial Officer and Chief Accounting Officer. During 2001 and 2002, Mr. Thompson served as Vice President – Finance and Business Development of Ameris Health Systems, an operator of six hospitals. From 1997 to 2000, Mr. Thompson served Vice President/Chief Financial Officer of Great Smokies Diagnostics Laboratory.

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

Dan F. Cooke. Mr. Cooke has been a consultant to the Company since January 1, 2004, working on acquisitions and investment banking agreements. Mr. Cooke was Chairman of the Board and Chief Executive Officer of the Company from February 2002 to November 24, 2003 and since 1989 and 1997, respectively, was a principal of Blue Sky and Next Marketing.  Mr. Cooke was elected as a Director of the Company at the annual meeting on October 25, 2005.

Audit Committee Financial Expert. The Audit Committee of the Company’s Board of Directors is currently composed of two non-employee directors, Ron Metz and Salvatore Geraci. Each member of the Audit Committee (i) is “independent” as defined by Rule 4200(a)(15) of the National Association of Securities Dealer Inc.’s listing standards, (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Additionally, the Company has and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board of Directors has determined that Mr. Geraci is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules.

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

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning compensation paid or accrued to our executive officers, and highly compensated employees for services rendered to the Company during the fiscal years ended November 30, 2005 and December 1, 2006.  Robert Budd became CEO effective November 16, 2005.  William B. Hensley III retired as Chief Executive Officer effective November 15, 2005.  Salaries and other annual compensation shown for Stanley Howard, Mark Scyphers, and Bill Steele reflect partial year payments, as these individuals were no longer employed by the Company after the respective satellite sales offices were closed.

	Annual Compensation				Long Term Compensation
				Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus/ Commissions ($)	Other Annual Comp ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Comp. ($)
Robert Budd, President & CEO	2005 2006	$ 6,250 $ 150,000	— —	— $ 6,750	— —	100,000 —	— —	— —
William B. Hensley III, CEO, President, COO	2005 2006	$ 90,000 —	— —	$ 9,000 —	— —	— —	— —	— —
Charles L. Thompson, EVP & CFO	2005 2006	$ 108,333 $ 115,000	— —	$ 12,000 $ 9,000	— —	337,500 —	— —	— —
David Gleason, EVP Operations	2005 2006	$ 115,000 $ 115,000	— $ 13,254	$ 9,000 $ 9,000	— —	20,000 —	— —	— —
Richard Talbert, VP Planning	2005 2006	$ 16,666 $ 100,000	— —	— —	— —	100,000 —	— —	— —
Stanley Howard, VP Sales	2005 2006	$ 100,000 $ 53,473	— —	$ 8,400 $ 3,500	— —	— —	— —	— —
Mark Scyphers, Choice Int’l Exec.	2005 2006	$ 110,000 $ 33,334	— —	$ 7,800 $ 3,250	— —	— —	— —	— —
Bill Steele, Choice Int’l Exec.	2005 2006	$ 110,000 $ 9,167	— —	$ 7,800 $ 650	— —	— —	— —	— —
Ross Litz, VP Sales & Merchandising	2006	$ 65,625	$ 97,456	$ 4,900	__	__	__	__
Joseph Ferragina, EVP Sales & Marketing	2006	$ 65,625	$ 97,456	$ 4,900	__	__	__	__

(1)

Automobile allowance

Option/SAR Grants in 2006. No stock options were issued to the named executive officers during the fiscal year ended December 1, 2006.

Compensation of Directors.  As compensation for their services as members of the Board of Directors, the Company issued two independent Board member options to purchase 20,000 shares of the Company’s common stock each, and the independent Board chairman options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share in December of 2004. These options are exercisable in full and expire December 17, 2009. One new Board member, added in October of 2005, was granted options to purchase 287,500 shares of the Company’s common stock at an exercise price of $0.85 per share in November 30, 2005, which are exercisable in full and expires November 30, 2015.  The outside Directors are also paid a fee of $1,250 per quarter or $5,000 per year. Of the four directors of the Board, the Board has determined that three directors were independent under the requirements of Rule 10A-3 under the Exchange Act during 2006. The board member who is an executive of the Company receives no additional compensation in excess of his management remuneration.

Employment Agreements. The Company entered into an employment agreement with Mr. R. Joseph Ferragina as Executive Vice President of Sales and Marketing, and Mr. C. Ross Litz as Vice President of Sales and Merchandising, both effective as of May 1, 2006 and continuing for a period of three years. The agreements provide for an annual base salary of $112,500 for both Mr. Ferragina and Mr. Litz. Mr. Ferragina and Mr. Litz are entitled to such bonus and awards of stock options under the Company’s stock option plan as the Compensation Committee of the Board of Directors may determine. Mr. Ferragina and Mr. Litz are also each entitled to incentive compensation equal to .5% of sales related to certain customers that were established prior to the date of the employment agreement. Mr. Ferragina and Mr. Litz also receive a monthly car allowance of $700, and reimbursement of normal business expenses. The agreement requires Mr. Ferragina and Mr. Litz to devote their full time and attention to the business and affairs of the Company. Messer’s Ferragina and Litz were independent contractors prior to their employment with the Company.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock as of February 1, 2007, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s Directors and Executive Officers (see Part III, Item 10, above) and by all Directors and Executive Officers of the Company as a group. For purposes of calculating the percentage of common stock outstanding, any securities not outstanding which are subject to options, warrants or conversion privileges are deemed outstanding for the purposes of computing the percentage of outstanding securities owned by the selling stockholder. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage Owned
Dan F. Cooke (a)	3,445,500	17.6%
The William B. III and Cindy S. Hensley Family Limited Partnership (b)	2,220,000	11.3%
Charles L. Thompson ©	1,387,500	7.1%
Robert M. Budd	127,500.7%
Salvatore Geraci (d)	90,000.5%
Ronald J. Metz (d)	180,000.9%
All officers and directors as a group (5 persons)	5,230,500	25.4%

(a)

Based on an amended Schedule 13D filed pursuant to the Exchange Act which indicates that Mr. Cooke has sole voting and dispositive power of all of those shares. Mr. Cooke is the former Chairman of the Board and Chief Executive Officer of the Company and a member of the Company’s board of directors. Mr. Cooke’s address is 6430 Cobble Lane, Harrison, Tennessee 37341.

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

©

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

(d)

Based on the number of options vested and shares owned for these respective individuals.

All shares are held directly. No options, warrants or other stock rights have been issued by the Company to the officers other than as disclosed above. See Part III, Item 10, Executive Compensation for options issued to directors.

Equity Compensation Plan Information. The following table represents all stock options that have been issued by the Company through February 1, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders:	1,365,500(1)	$ 0.76	219,500
Total:	1,365,500	$ 0.76	219,500

(4)

Represents 98,000 options issued prior to the Exchange pursuant to the 2001 Stock Option Plan (the “Plan”) of Next, Inc. Upon consummation of the Exchange, the Company assumed the Plan and all preexisting options granted thereunder. Pursuant to the terms of the Plan, any previously granted options to acquire shares of common stock were replaced with options to acquire shares of the Company’s common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. Next Investors, LLC is comprised of a member of management, a board member, and a major shareholder, those individuals being William B. Hensley, III, a major shareholder, Charles L. Thompson, Chief Financial Officer, and Dan F. Cooke, Director. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2008.  Additionally, as of November 28, 2006, the Company had a receivable from Creative Thinking, Inc., which is owned by Mr. Hensley, in the amount of $360,000.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(4)

The following documents are filed as part of this report:

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(4)

The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 12, 2005, by and among S2S Acquisition Corporation, Sports-2-School, LLC and Buck Swindle Associates, Inc. (1)
2.2	Purchase Price Addendum Agreement dated August 12, 2005, by and among S2S Acquisition Corporation, Next. Inc., Allen Gaddis and Gaddco, Inc. (2)
2.3	Purchase Price Addendum Agreement dated August 12, 2005, by and among S2S Acquisition Corporation, Next, Inc. and Dr. Jim Ingram. (3)
3.1	Certificate of Incorporation of Next, Inc. (4)
3.2	Amended and Restated Bylaws of the registrant. (5)
3.3	Certificate of Designations – Series A Convertible Preferred Stock. (6)
10.1	Securities Purchase Agreement dated January 24, 2005, among Next, Inc. and the purchasers named therein. (7)
10.2	Form of Warrant dated January 24, 2005. (8)
10.3	Registration Rights Agreement dated January 24, 2005. (9)
10.4	Promissory Note dated as of July 20, 2005, by and between Next, Inc. and Next Investors, LLC. (10)
10.5	Subscription Agreement dated April 6, 2006. (11)
10.6	Form of Warrant dated April 6, 2006. (12)
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

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

(9)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(10)

Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 20, 2005.

(11)

Incorporated by reference from Exhibit 1 of the registrant’s Form SB-2/A dated April 28, 2006.

(12)

Incorporated by reference from Exhibit 2 of the registrant’s Form SB-2/A dated April 28, 2006.

©

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 1, 2006:

(1)

Form 8-K, dated September 6, 2006, reporting an extension on the credit facility with National City Bank of Indiana.

(2)

Form 8-K, dated September 19, 2006, reporting an extension on the credit facility with National City Bank of Indiana.

(3)

Form 8-K, dated October 5, 2006, reporting the issuance of a press release reporting earnings results for the third fiscal quarter ending September 1, 2006.

(4)

Form 8-K, dated October 5, 2006, reporting the issuance of a press release with the details of an investors’ conference call to discuss the third fiscal quarter ending September 1, 2006.

(5)

Form 8-K, dated October 10, 2006, reporting the cancellation of a letter of intent with GMAC Commercial Finance.

(6)

Form 8-K, dated October 31, 2006, reporting an extension on the credit facility with National City Bank of Indiana.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services.  The Company changed auditors in July 2005, therefore cost of $11,290 relates to Tauber & Balser, P.C., the Company’s former auditors, and $65,419 to Joseph Decosimo and Company, PLLC for a total cost of $76,709 for the 2005 period.

For 2006, $6,980 was paid to Tauber & Balser, P. C. for review work required for the Company’s Form 10-KSB and Form SB-2’s, since the reports included prior year information.  The remaining fees, $74,787, were paid to Joseph Decosimo and Company, PLLC for a total cost of $81,747.

The Audit Committee of the Board of Directors pre-approves all audit and non-audit services performed by the Company’s independent auditor.  The Audit Committee specifically approves the annual audit services engagement.

Type of Fees	2005	2006
Audit Fees (1)	$ 71,546	$ 70,542
Audit Related Fees (2)	5,163	9,730
Tax Fees (3)	—	1,475
All Other Fees (4)	—	—
Total	$ 76,709	$ 81,747

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheet of NEXT, INC. AND SUBSIDIARIES as of December 1, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended November 30, 2005 and December 1, 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEXT, INC. AND SUBSIDIARIES as of December 1, 2006, and the results of their operations and their cash flows for the years ended November 30, 2005 and December 1, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

February 1, 2007

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of December 1, 2006

Assets
Current assets:
Cash	$ 80,700
Accounts receivable, net of allowance for doubtful accounts of $10,461 and allowance for customer contractual agreements of $225,415	6,705,812
Notes receivable	37,707
Inventories	4,026,565
Prepaid expenses	373,183
Other current assets	449,081
Deferred income taxes	400,000
Total current assets	12,073,048
Property, plant and equipment, net	2,662,838
Goodwill	4,369,825
Notes receivable	32,504
Deferred income taxes	176,628
Other assets, net	1,444,080
Total Assets	$ 20,758,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 3,217,014
Accrued expenses and other current liabilities	1,025,848
Line of credit	4,217,238
Loan from stockholders	200,000
Short-term debt and current maturities	860,866
Total current liabilities	9,520,966
Long-term debt, less current maturities	3,235,785
Loan from stockholders	300,000
Total liabilities	13,056,751
Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 18,626,029 shares issued and outstanding	18,626
Additional paid-in capital	7,278,589
Unearned compensation	(27,806)
Retained earnings	432,763
Total stockholders’ equity	7,702,172
Total Liabilities and Stockholders’ Equity	$ 20,758,923

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	November 30, 2005	December 1, 2006
Net sales	$ 26,677,155	$ 28,767,253
Cost of sales	19,974,842	20,641,860
Inventory write off	703,948	—
Gross profit	5,998,365	8,125,393
Selling, general, and administrative expense
Operations expense	2,762,502	2,754,244
Royalties, commissions, and other selling expense	2,763,434	3,453,829
Corporate expense	973,880	1,017,632
Total operating expense	6,499,816	7,225,705
Operating income (loss)	(501,451)	899,688
Interest expense	645,891	815,960
Other expense (income), net	(21,250)	12,959
Net income (loss) before income taxes	(1,126,092)	70,769
Provision (Benefit) for income taxes, deferred	(445,372)	24,232
Net income (loss)	$ (680,720)	$ 46,537
Net income (loss) per common share, basic	$ (0.04)	$ —
Net income (loss) per common share, diluted	$ (0.04)	$ —
Weighted average common shares outstanding, basic	18,325,103	18,440,534
Weighted average common shares outstanding, diluted	18,325,103	18,563,927

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 30, 2005 and December 1, 2006

Preferred Stock

Common Stock

	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Unearned Compensation	Retained Earnings	Total
Balance – November 30, 2004	204	$ —	16,297,286	$ 16,298	$5,166,481	$(35,187)	$1,070,500	$ 6,218,092
Common stock issued to outside professionals for acquisition and investor relations			101,000	101	128,349	5,172		133,622
Common stock issued for cash			2,300,000	2,300	2,987,700			2,990,000
Cash paid to outside professionals					(362,047)			(362,047)
Common stock issued for S2S acquisition			50,000	50	64,450			64,500
Common stock issued for customer list			50,000	50	77,450			77,500
Common stock retired			(279,000)	(279)	(378,831)			(379,110)
Preferred stock converted to common	(204)	—	221,454	221	(221)			—
Employee stock options exercised and amortization			32,000	32	768	187		987
Dividend – Preferred stock					1,863		(3,554)	(1,691)
Net loss							(680,720)	(680,720)
Balance – November 30, 2005	—	—	18,772,740	18,773	7,685,962	(29,828)	386,226	8,061,133

Common stock issued to outside professionals for financing and investor relations			40,000	40	5,760			5,800
Common stock issued in payment of debt			243,289	243	85,881			86,124
Cash paid to outside professionals					(28,008)			(28,008)
Warrants issued with financing arrangement and beneficial conversion feature					23,570			23,570
Amortization of fees paid to outside professionals for financing					9,744			9,744
Common stock retired			(500,000)	(500)	(509,500)			(510,000)
Employee stock options exercised and amortization			70,000	70	5,180	2,022		7,272
Net income							46,537	46,537
Balance – December 1, 2006	—	$ —	18,626,029	$18,626	$7,278,589	$(27,806)	$432,763	$7,702,172

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended

	November 30, 2005	December 1, 2006
Cash flows from operating activities:
Net income (loss)	$ (680,720)	$ 46,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	669,903	790,824
Non cash compensation	5,359	2,022
Non cash fees	42,200	15,544
Loss on disposal of assets	—	48,310
Gain on sale of intangibles	—	(142,500)
Provision for bad debts	124,148	(32,749)
Provision (Benefit) for deferred income taxes	(445,372)	24,232
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(211,685)	(1,449,216)
Notes receivable	(98,805)	38,926
Inventories	319,299	1,833,818
Prepaid expenses	38,907	(29,498)
Other current assets	(18,707)	(154,561)
Accounts payable	(921,605)	1,392,772
Accrued expenses and other liabilities	131,315	(131,575)
Total adjustments	(365,043)	2,206,349
Net cash provided by (used in) operating activities	(1,045,763)	2,252,886
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,110,603)	(129,564)
Cash paid for acquisitions	(355,513)	—
Cash paid for intangible assets	(197,054)	(185,922)
Cash from proceeds on sale of assets	—	4,700
Net cash used in investing activities	(1,663,170)	(310,786)
Cash flows from financing activities:
Revolving credit facility, net	(380,826)	(2,309,723)
Proceeds from loans and notes payable	1,115,781	912,000
Repayment of long-term debt, loans and notes payable	(812,699)	(593,520)
Issuance of common stock and warrants	800	5,250
Cash paid for investment transactions	(64,738)	(28,008)
Issuance of common stock for investment transaction	2,691,000	—
Net cash provided by (used in) financing activities	2,549,318	(2,014,001)
Net decrease in cash	(159,615)	(71,901)
Cash, beginning of year	312,216	152,601
Cash, end of year	$ 152,601	$ 80,700
Supplemental Information:
Cash paid during the year for interest	$ 644,530	$ 857,095
Cash paid during the year for income taxes	—	—
Non-cash Investing and Financing Activities:
Equity securities retired in payment of note receivable	—	$ (510,000)
Equity securities issued in payment of note payable	—	$ 86,124
Issuance of stock warrants and beneficial conversion feature with debt	—	$ 23,570
Refinancing of debt	$ 3,225,809	—
Equity securities issued for acquisition of S2S	$ 150,750	—
Equity securities issued to acquire customer list	$ 77,500	—
Equity securities retired for purchase of note	$ (122,400)	—
Equity securities retired to reduce vendor obligation	$ (256,710)	—
Note receivable issued for inventory purchase	$ 510,000	—

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

Effective June 1, 2002, the Company acquired all of the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”). Effective July 31, 2003, the Company acquired the assets and certain liabilities of Lil’ Fan, Inc, a Delaware corporation (“Lil Fan”). Effective October 31, 2004, the Company acquired the assets of Choice International, Inc., a Delaware corporation (“Choice”).   Effective August 12, 2005, the Company acquired certain assets of S-2-S Acquisition Company, a Delaware corporation (“S2S” – see Note 15 to Consolidated Financial Statements). On December 1, 2006, the Company merged CMJ, Lil’ Fan, S2S, and Blue Sky, into Next Marketing, Inc. to reduce the accounting and legal cost of maintaining these subsidiaries.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is a sales and marketing organization that designs, develops, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

Basis of Presentation

The Company determined on February 28, 2006 to change its fiscal year from a calendar year ending November 30, to a 52-53 week period ending on the Friday closest to November 30, and to use a 4-4-5 week basis for quarterly reporting.  The Company’s first quarter in 2006 covered the transition period for this change therefore falling on March 3, 2006.  Fiscal year end results on Form 10-KSB will end on December 1, 2006 there for causing a 366 day period for fiscal year ending 2006.  The Company does not believe this will materially change the operating results, however it will help the flow of monthly reporting as cut-offs are planned on Fridays for inventory counts.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Marketing, Inc., and Choice International, Inc. On December 1, 2006, the Company merged CMJ Ventures, Inc., a Florida corporation (“CMJ”), Lil’ Fan, Inc., a Delaware corporation (“Lil’ Fan”), S-2-S Acquisition Corporation, a Delaware corporation, (“S2S”), and Blue Sky Graphics, a Delaware corporation (“Blue Sky”), into Next Marketing, Inc. to reduce the accounting and legal cost of maintaining these subsidiaries.  All significant intercompany balances and transactions have been eliminated. Certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of December 1, 2006, was $10,461.  The allowance for customer contractual agreements as of December 1, 2006, was $225,415.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Concentration of Credit Risk

The Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. During fiscal 2005 and 2006, approximately 44.5% ($11,872,172) and 61.87% ($17,798,888), respectively, of the net sales of the Company were to its two largest customers.  Amounts due to the Company from these two largest customers were $2,969,182 and $4,621,400, at the end of fiscal year 2005 and 2006, respectively.  Sales to the next three largest customers approximated 16.1% ($4,283,987) and 15.7% ($4,503,985), respectively, for the same years.  The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers, is limited.  Such estimates could change in the future.  The Company’s accounts receivable are not collateralized.

In 2003, the Company began engaging itself in internet sales which were $584,625 in 2005 and $440,243 in 2006.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an Interpretation of FASB Statement No. 143: (FIN 47), which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligations if the fair value of the liability can be reasonably estimated.  Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value.  The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005.  The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

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

Property, Plant and Equipment

Property, plant, and equipment are valued at cost and are being depreciated using the straight-line method over the estimated useful lives of the depreciable assets. Upon sale or retirement, asset cost and its related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or productive capacity of assets are capitalized.

Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets, current liabilities, and short-term debt approximate their fair values.   The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.  Management has not evaluated the fair value of the note payable to Next Investors, LLC because of the related party relationship with that organization.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended November 30, 2005 and December 1, 2006, advertising costs were $32,095 and $17,888, respectively.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change in the next year are those assumptions used in determining the allowance for doubtful accounts receivable, which are based upon specific evaluation related to the aging of the customer accounts.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 12. During 2006, the Company adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123R (Share-Based Payment) for its employee stock option plans.

The Company did not issue any stock options in 2006.  Had compensation cost for stock option grants in 2005 been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the Company’s net loss per common share would have been adjusted to the pro forma amounts indicated below:

2005
Net loss, as reported	$ (680,720)
Beneficial conversion feature relating to series A convertible preferred stock	—
Net loss attributable to common stockholders	(680,720)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(277,401)
Pro-forma net loss	$ (958,121)

Net loss per share
Basic-as reported	($0.04)
Basic-pro-forma	($0.05)

Diluted-as reported	($0.04)
Diluted-pro-forma	($0.05)

For purposes of calculating the above-required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock options was estimated assuming no expected dividends and the following weighted average assumptions:

2005

Risk free interest rate

4.42%

Expected life

4.55 years

Expected volatility

   37%

Expected dividend yield

—

NOTE 3 – Notes Receivable

Notes receivable consists of notes from three parties.  One note is from the Company’s Executive President of Sales and Marketing and the Vice President of Sales and Merchandising in the amount of $26,000, and two from the Company’s Executive Vice President of Operations for a total of $44,211.

NOTE 4 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

Raw materials	$ 2,657,611
Finished products	1,368,954
Total	$ 4,026,565

Raw materials consist of blank garments that are purchased, not manufactured, by the Company.

NOTE 5 – Other Current Assets

Other current assets consist primarily of a receivable from Creative Thinking, Inc., in the amount of $360,000 for the sale of certain intangible assets; a receivable from Wabash County, Indiana, in the amount of $50,000 for a tax rebate which was received in December, 2006; and a debt discount in the amount of $38,281, which pertains to notes payable to the subordinated note holders and is being amortized over the life of the agreement.  Creative Thinking, Inc. is owned by a major shareholder of the Company.

NOTE 6 – Income Taxes

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and liabilities at December 1, 2006, are as follows:

Deferred tax assets:
Accounts receivable allowance	$ 4,185
Operating loss carryforwards	882,342
Total deferred tax assets	$ 886,527

Deferred tax liabilities:
Property, plant and equipment	$ 240,034
Goodwill and other intangibles	69,865
Total deferred tax liabilities	$ 309,899

Total deferred taxes, net	$ 576,628
Current portion	$ 400,000
Noncurrent portion	$ 176,628

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2005	2006
Tax benefit computed at maximum federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(4)%	(4)%
Other	(1)%	4%
Income tax benefit– effective rate	(39)%	(34)%

At December 1, 2006, the Company had net tax operating loss carryforwards of approximately $2,200,000, which expire through 2026.  The Company has not yet filed its income tax return for the year ended December 1, 2006, but estimates that approximately $150,000 of previous net tax operating loss carryforwards will be used to offset current year taxable income.

NOTE 7 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Amount	Estimated useful lives
Land	$ 10,000
Building and building improvements	1,937,546	7-39 years
Machinery and equipment	2,462,435	3-20 years
Furniture and fixtures	643,045	3-10 years
Vehicles	74,885	5-10 years
Leasehold improvements	11,578	5-10 years
	5,139,489
Less: Accumulated depreciation	(2,548,419)
	2,591,070
Assets under capital lease obligations:
Machinery and equipment	45,700	5-20 years
Furniture and fixtures	258,034	5-10 years
	303,734
Less: Accumulated depreciation	(231,966)
	71,768
Property, Plant and Equipment, net	$ 2,662,838

Depreciation expense for the years ended November 30, 2005 and December 1, 2006 was $360,819 and $347,249, respectively.

NOTE 8 – Goodwill

The changes and carrying amounts of goodwill are as follows:

Amount
Balance November 30, 2004	$ 4,350,749
Goodwill adjustment – Lil’ Fan acquisition	(38,070)
Goodwill adjustment – Choice Int’l acquisition	57,146
Goodwill acquired in S2S acquisition	524,773
Balance November 30, 2005	$ 4,894,598
Goodwill adjustment – S2S acquisition	37,573
Goodwill adjustment – S2S acquisition	(562,346)
Balance December 1, 2006	$ 4,369,825

In August 2006, the Company finalized the purchase accounting for the S2S acquisition and reclassified $562,346 of Goodwill to Customer List, since this was the primary consideration for making the purchase.  The Customer List is being amortized over a 10 year period.

NOTE 9 – Other Assets

Other assets subject to amortization consist of the following:

	Amount	Accumulated Amortization	Estimated Useful Lives
Artwork	$ 1,030,638	$ (535,062)	5 years
Licensing agreements	229,569	(187,082)	3 years
Software improvements	114,484	(49,575)	3 years
Non-compete agreement	354,800	(170,595)	4 years
Customer list	789,846	(132,943)	10 years
	2,519,337	(1,075,257)
Less: accumulated amortization	(1,075,257)
Other assets, net	$ 1,444,080

Amortization expense associated with these assets was $275,929 and $437,151 for years ended November 30, 2005 and December 1, 2006, respectively.  Non-operating amortization expense included $33,155 and $6,426 for the years ended November 30, 2005 and December 1, 2006, respectively.  The estimated future amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Year	Amount
2007	$ 368,871
2008	300,542
2009	213,688
2010	144,188
2011	119,465

NOTE 10 – Short-Term Debt, Long-Term Debt and Capital Leases

Short-term and long-term debt consisted of the following:

	Short-term	Long-term
Revolving credit facility (a)	$ 4,217,238	$ —
Notes payable (b)	1,060,866	3,535,785
Total	$ 5,278,104	$ 3,535,785

(a)

Revolving credit facility: The Company signed a new credit facility with National City Bank on January 31, 2007 for two years, expiring on January 31, 2009.  The new agreement increases the total line to $7,500,000, decreases the interest rate to prime plus or minus .25% (depending on certain financial ratios), increases the advance rates on accounts receivable to 85%, and establishes new quarterly financial covenants.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

During most of the fiscal year of 2006, the Company had a $6,500,000 revolving credit facility agreement with National City Bank. The Company could draw up to the sum of 80% of eligible accounts receivable, as defined, and 60% of eligible raw materials and eligible finished goods inventory, as defined. In addition, the agreement provided for monthly payments of interest at a nationally published prime rate plus 1.5% (8.25% was the published rate at December 1, 2006). Accounts receivable, inventory, and personal guarantees of the Company’s Chief Executive Officer, Chief Financial Officer, and a board member collateralized the borrowings under the facility.

(b)

Notes payable: Notes payable consists of the following:

Notes payable – First Federal Savings Bank	$ 3,493,141
Notes payable – Subordinated Note Holders	603,510
Note payable – Next Investors, LLC	500,000
4,596,651
Less: current maturities	(1,060,866)
Long-term notes payable	$ 3,535,785

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

November 2, 2009

The first three notes referenced above were refinanced into one note on September 30, 2005, in the amount of $3,225,809, which included accrued interest and loan origination fees.  The new loan requires monthly principal and interest payments of $29,263 over a 5 year term at 7.0% interest.  The note has a 15-year term, but becomes a variable rate loan after year five and principal and interest amounts could change. The Federal Notes are collateralized by the Company’s building, machinery and equipment and are personally guaranteed by certain of the Company’s major shareholders.

On August 12, 2005, the Company assumed $172,000 of debt from the acquisition of Sports-2-Schools, LLC. This debt was paid off in October 2005.

The Next Investors, LLC note consists of an unsecured subordinated note in the amount of $500,000, which accrues interest at prime plus .25% with $200,000 in payments due in fiscal year 2007, with the remaining $300,000 due in fiscal year 2008.  The Company’s Chief Financial Officer, a board member, and a major shareholder are principal partners in Next Investors, LLC.

The Subordinated Note Holders balance consists of unsecured subordinated notes in the total amount of $603,510, as of December 1, 2006, which has an implicit interest rate of 20% with monthly payments of principal and interest in the amount of $86,149 due monthly until June 2007.  In fiscal year 2006, the Company made five monthly payments, four of which were in cash and one in stock. The Company may elect to make payments in cash or stock, however stock payments create additional dilution for the shareholders. The Company will be subject to banking covenants in 2007 that it did not have in 2006, which could determine how these future payments are made in order to remain in compliance with its banking agreement. These notes and their terms are described more fully in Note 11.

The following represents the maturity of notes payable of the Company as of December 1, 2006:

For the fiscal year	Amount
2007	$ 1,060,866
2008	569,909
2009	273,162
2010	201,770
2011	179,791
Thereafter	2,311,153
Total	$ 4,596,651

NOTE 11 – Stockholders’ Equity

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

On August 25, 2005, Mr. Mark Scyphers, a principal of Choice, cancelled 199,000 shares of common stock and returned these shares to the Company to reduce the obligation due from a vendor of which he was formerly an officer. The transaction was valued at the market price of $256,710.

On October 25, 2005, the Company’s shareholders voted their approval on the First Amendment to the Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock of the Company from 50 million to 100 million.

In 2005, the Company issued 101,000 shares for professional services related to the following activities: investor relation services, 32,000 shares; and acquisitions services, 69,000 shares.

On January 12, 2006, William B. Hensley III, former Chief Executive Officer, retired 500,000 shares of common stock and returned these shares to the Company in payment of a note receivable. The transaction was done in accordance with the original note specifications in the agreement for $510,000.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,149 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  As of December 1, 2006, one payment had been made with stock, and all others had been paid with cash.

In 2006, the Company issued 40,000 shares for professional services related to the following activities: investor relation services, 4,000 shares; and financing services, 36,000 shares.

NOTE 12 – Employee Stock Option Plan

In 2005, the Company issued 1,037,500 employee options, with 237,500 issued at $1.50 (62,000 of which have been cancelled or forfeited, with a five year expiration from the vesting date) and 800,000 issued at $0.85 (with a ten year expiration from the grant date).  All options granted in 2005 were vested by the Board of Directors as of November 30, 2005.  The options issued in 2005 were all issued at market value and as such no expense was recorded.  No stock options were issued during the fiscal year ended December 1, 2006.

Total stock compensation costs on a pre-tax basis that would have been recorded had SFAS No. 123(R) been adopted as of its initial effective date would have totaled $454,756 in fiscal 2005.

The following table sets forth the options granted under the Next Stock Option Plan as of December 1, 2006:

	2005		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	629,500	$ 0.65	1,582,750	$ 0.88
Granted	1,037,500	1.00	—	—
Cancelled	(41,000)	1.13	—	—
Forfeited	(11,250)	0.92	(114,250)	1.24
Exercised	(32,000)	0.03	(70,000)	0.08
Outstanding at end of year	1,582,750	$ 0.88	1,398,500	$ 0.78
Options exercisable at end of year	1,582,750	$ 0.88	1,398,500	$ 0.78

The following table summarizes information about stock options outstanding at December 1, 2006:

Options Outstanding
Options Outstanding	Remaining Life	Exercise Price
100,000	2.05 years	$0.03
40,000	3.26 years	0.20
20,000	3.51 years	0.50
75,000	3.55 years	1.01
188,000	4.00 years	1.07
175,500	4.00 years	1.50
800,000	9.00 years	0.85
1,398,500

The following table summarizes information about stock warrants issued since 2003, also the amount outstanding at December 1, 2006:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
366,475	1.61 years	$ 1.125	366,475	$ 1.125
358,000	2.35 years	$ 1.88	358,000	$ 1.88
1,265,000	3.15 years	$ 1.75	1,265,000	$ 1.75
1,001,941	2.35 years	$ 0.68	1,001,941	$ 0.68

NOTE 13 – Employee Benefit Plan

The Company formerly maintained a 401(k) retirement plan for its employees. Employees were eligible to participate after one year of service and attaining the age of 18. Under the terms of the Plan, employees are entitled to contribute up to 15% of their total compensation, within limits established by the Internal Revenue Code. At the discretion of the Board of Directors, the Company could make a matching contribution up to 6% of each employee’s contribution. For the years ended November 30, 2005 and December 1, 2006, the Company chose to make no matching contributions.  The plan was terminated effective November 30, 2006 at no expense of the Company and assets were distributed to the employees.

NOTE 14 – Major Suppliers

The Company has a variety of qualified vendors available from which it purchases its raw materials inventory. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the years ended November 30, 2005 and December 1, 2006, purchases from the two largest suppliers were $5,388,066 (27% of cost of goods sold) and $6,996,449 (34% of cost of goods sold), respectively. At November 30, 2005 and December 1, 2006, the amounts due to these suppliers included in accounts payable were $1,160,595 and $2,542,672, respectively.

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

Consideration for the acquisition was: $50,000 in cash, 50,000 shares of the Company’s common stock and up to an additional $575,000 worth of shares of common stock, on a deferred basis (November 30, 2006, 2007, 2008) and $600,000 in cash both pursuant to a performance based earn-out arrangement. No payments were made in fiscal year 2006 as part of the earn-out arrangement.  The financial terms of the transaction were determined by negotiation between representatives of the Company and Sports-2-Schools, LLC. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank. The Company continues to operate the business of S2S through a new independent sales staff.

The S-2-S acquisition was made to expand the Company’s distribution and customer base. The results of operations of S2S are included in the consolidated financial statement of the Company commencing August 12, 2005. The primary asset the Company acquired was a customer list, license agreements, and a vendor number with a large retailer that is a new customer to the company. In August 2006, the Company finalized the purchase accounting for this acquisition and reclassified $562,346 of Goodwill to Customer List, since this was the primary consideration for making the purchase.  The Customer List is being amortized over a 10 year period.

NOTE 16 – Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic EPS for the year ended November 30, 2005 and December 1, 2006, were calculated on the basis of the weighted average number of common shares outstanding during the year ended, divided by the income available to common stockholders.  Diluted earnings per share includes the effects of potentially dilutive shares.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2005	2006
Numerator:
Basic and diluted earnings (loss) per share — net income (loss)	$ (680,720)	$ 46,537
Denominator:
Basic weighted average common shares	$ 18,325,103	$ 18,440,534
Effect of dilutive stock options, warrants, and contingent acquisition related shares	—	123,393
Denominator for diluted earnings (loss) per share	$ 18,325,103	$ 18,563,927
Basic earnings (loss) per share	$ (0.04)	$ —
Diluted earnings (loss) per share	$ (0.04)	$ —

Options to purchase 1,582,750 shares for 2005 and 1,238,500 shares for 2006, as well as warrants to purchase 1,989,475 shares for 2005 and 2,991,416 shares for 2006, and the shares issuable under the subordinated notes, were not included in computing diluted earnings per share because the effect was antidilutive.

NOTE 17 – Operating Leases

The Company leases office space in Chattanooga, Tennessee under operating lease agreements expiring through 2008. The future minimum obligations under the operating leases at December 1, 2006 are:

2007	$ 21,600
2008	1,800
$ 23,400

Rental and lease expense was $76,766 and $67,477 for 2005 and 2006, respectively. The Company terminated two leases for satellite offices in 2006.

NOTE 18 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

Additions
	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Twelve months ended December 1, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 149,717	($ 32,748)	$ —	$ 106,508	$ 10,461
Customer contractual allowance (b)	$ 91,527	$ 765,206	$ —	$ 631,318	$ 225,415
Twelve months ended November 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 23,756	$ 124,148	$ —	($ 1,813)	$ 149,717
Customer contractual allowance (b)	$ 61,623	$ 243,584	$ —	$ 213,680	$ 91,527

 (a)

Deductions consist of write-offs of uncollectible accounts, net of recoveries.

 (b)

Deductions consist of deductions by customer for contractual allowances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 1st day of February, 2007.

NEXT INC.
By:	/s/ Robert M. Budd
Robert M. Budd
President and Chief Executive Officer

By:	/s/ Charles L. Thompson
Charles L. Thompson
Chief Financial Officer Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert M. Budd	Chief Executive Officer, President, and Director	February 1, 2007
Robert M. Budd
/s/ Charles L. Thompson	Chief Financial Officer and Executive Vice President	February 1, 2007
Charles L. Thompson
/s/ Salvatore Geraci	Director	February 1, 2007
Salvatore Geraci
/s/ Ronald J. Metz	Chairman and Director	February 1, 2007
Ronald J. Metz
/s/ Dan F. Cooke	Director	February 1, 2007
Dan F. Cooke

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated August 12, 2005, by and among S2S Acquisition Corporation, Sports-2-School, LLC and Buck Swindle Associates, Inc. (1)
2.2	Purchase Price Addendum Agreement dated August 12, 2005, by and among S2S Acquisition Corporation, Next. Inc., Allen Gaddis and Gaddco, Inc. (2)
2.3	Purchase Price Addendum Agreement dated August 12, 2005, by and among S2S Acquisition Corporation, Next, Inc. and Dr. Jim Ingram. (3)
3.1	Certificate of Incorporation of Next, Inc. (4)
3.2	Amended and Restated Bylaws of the registrant. (5)
3.3	Certificate of Designations – Series A Convertible Preferred Stock. (6)
10.1	Securities Purchase Agreement dated January 24, 2005, among Next, Inc. and the purchasers named therein. (7)
10.2	Form of Warrant dated January 24, 2005. (8)
10.3	Registration Rights Agreement dated January 24, 2005. (9)
10.4	Promissory Note dated as of July 20, 2005, by and between Next, Inc. and Next Investors, LLC. (10)
10.5	Subscription Agreement dated April 6, 2006. (11)
10.6	Form of Warrant dated April 6, 2006. (12)
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

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

(9)

Incorporated by reference from Exhibit 99.4 of the registrant’s Form 8-K/A dated January 25, 2005.

(10)

Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 20, 2005.

(11)

Incorporated by reference from Exhibit 1 of the registrant’s Form SB-2/A dated April 28, 2006.

(12)

Incorporated by reference from Exhibit 2 of the registrant’s Form SB-2/A dated April 28, 2006.