Form 10-Q
period 2007-03-02
NEXT INC/TN
filed 2007-04-09
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 2, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [  ]                                     Accelerated filer [  ]                                   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 6, 2007 there were 18,493,852 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 2, 2007 and December 1, 2006

3

Condensed Consolidated Statements of Operations for the three months ended

March 2, 2007 and March 3, 2006

4

Condensed Consolidated Statements of Cash Flows for the three months ended

March 2, 2007 and March 3, 2006

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

14

Item 4. Controls and Procedures

14

Part II – Other Information

Item 1.  Legal Proceedings

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 2, 2007	December 1, 2006
	(unaudited)	(audited)
Assets

Current assets:
Cash	$80,987	$80,700
Accounts receivable, net of allowance for doubtful accounts and contractual allowances of $138,520 and $235,876, respectively	3,052,677	6,705,812
Notes receivable	33,707	37,707
Inventories	3,753,632	4,026,565
Prepaid expenses	331,942	373,183
Other current assets	14,178	449,081
Deferred taxes, current	400,000	400,000
Total current assets	7,667,123	12,073,048
Property, plant and equipment, net	2,598,084	2,662,838
Goodwill	4,369,825	4,369,825
Notes receivable	27,773	32,504
Deferred taxes	429,377	176,628
Other assets, net	1,351,561	1,444,080
Total Assets	$16,443,743	$20,758,923

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$654,837	$3,217,014
Accrued expenses and other current liabilities	626,460	1,025,848
Short-term debt and current maturities	607,285	860,866
Loan from stockholders	200,000	200,000
Line of credit	3,850,506	4,217,238
Total current liabilities	5,939,088	9,520,966
Long-term debt, less current maturities	3,162,633	3,235,785
Loan from stockholders	300,000	300,000
Total liabilities	9,401,721	13,056,751
Commitments and contingencies	–	–
Stockholders’ equity	7,042,022	7,702,172
Total Liabilities and Stockholders’ Equity	$16,443,743	$20,758,923

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 2, 2007	March 3, 2006
	(unaudited)	(unaudited)
Net sales	$3,625,923	$4,850,407
Cost of sales	2,535,076	3,636,513
Gross profit	1,090,847	1,213,894

General, administrative, and selling expenses	1,558,221	1,454,910
Operating loss	(467,374)	(241,016)

Interest	(172,464)	(167,312)
Other expense	(3,867)	(10,878)
Loss before income taxes	(643,705)	(419,206)

Benefit for income taxes	(252,749)	(167,573)
Net loss	$(390,956)	$(251,633)
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding, basic and diluted	18,606,715	18,506,579

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 2, 2007	March 3, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(390,956)	$(251,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	167,892	191,930
Noncash compensation	506	506
Noncash fees	4,176	5,800
Loss on sale of asset	–	3,550
Bad debt expense	33,000	(20,557)
Deferred taxes	(252,749)	(167,573)
Changes in operating assets and liabilities:
Accounts receivable	3,620,135	3,009,534
Notes receivable	8,731	10,764
Inventories	272,933	1,051,306
Prepaid expenses	41,241	(104,979)
Other current assets	74,903	(41,804)
Accounts payable	(2,562,177)	34,035
Accrued expenses and other liabilities	(399,388)	(358,351)
Total adjustments	1,009,203	3,614,161
Net cash provided by operating activities	618,247	3,362,528

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,852)	(5,222)
Cash received from proceeds on sale of asset	–	2,700
Cash paid for intangible assets	(3,767)	(45,817)
Net cash used in investing activities	(10,619)	(48,339)

Cash flows from financing activities:
Revolving credit facility, net	(366,732)	(3,310,347)
Repayments of long term debt and loans payable	(240,609)	(70,458)
Issuance of common stock for options	–	500
Net cash used in financing activities	(607,341)	(3,380,305)

Net increase (decrease) in cash	287	(66,116)
Cash, beginning of period	80,700	152,601
Cash, end of period	$80,987	$86,485

Supplemental Information:
Cash paid during the period for interest	$168,006	$203,926

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of debt obligation	$86,125	$–
Equity securities retired in payment of note receivable	$(360,000)	$(510,000)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of two wholly owned subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), and (ii) Choice International, Inc. (“Choice”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed products and imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. (Previously, the Company filed quarterly reports on Form 10-QSB and therefore, the condensed consolidated financial statements therein were prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B in addition to generally accepted accounting principles for interim financial statements.)  Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at December 1, 2006 and March 2, 2007, and its results of operations and cash flows for the three months ended March 3, 2006 and March 2, 2007.  Operating results for the three months ended March 2, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2007. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report (Form 10-KSB).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisition of CMJ, Lil’ Fan, Choice, S-2-S, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three months ended March 2, 2007, sales to the Company’s top two customers accounted for 67% of total sales. In the three months ended March 3, 2006, sales to the Company’s top four customers accounted for 58% of total sales. The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

The SEC has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”.  The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s November 28, 2008 fiscal year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s November 27, 2009 fiscal year end.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115” (SFAS No. 159).  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The statement permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

In September 2006, the FASB issued Statement no. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS No. 158).  This statement requires an employer to recognize in its financial statements the funded status of a defined benefit plan, determine the funded status at the end of the employer’s fiscal year and recognize changes in the fund status of a defined postretirement plan in the year a change occurs.  SFAS 158 becomes effective in phases beginning with financial statements issued for the fiscal years beginning after December 15, 2006 and completed by financial statements issued for the fiscal years beginning after December 15, 2008.  The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will apply this standard prospectively. The company is studying this pronouncement, but currently believes it will not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the application of FIN 48 will have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning December 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of March 2, 2007 and December 1, 2006, consisted of the following:

	March 2, 2007	December 1, 2006
Raw materials	$2,391,882	$2,657,611
Finished goods	1,361,750	1,368,954
	$3,753,632	$4,026,565

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 2, 2007 and December 1, 2006, are as follows:

	March 2, 2007	December 1, 2006
Assets: Accounts receivable allowance	$16,866	$4,185
Net operating loss carryforwards	1,111,684	882,342
Total deferred tax assets	$1,128,550	$886,527
Liabilities:
Property, plant and equipment	$234,740	$240,034
Goodwill and other intangibles	64,433	69,865
Total deferred tax liabilities	$299,173	$309,899

Deferred taxes, net	$829,377	$576,628
Current	$400,000	$400,000
Noncurrent	$429,377	$176,628

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at March 2, 2007 and December 1, 2006 consisted of the following:

	March 2, 2007		December 1, 2006
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$3,850,506	$–	$4,217,238	$–
Notes payable	807,285	3,462,633	1,060,866	3,535,785
Total	$4,657,791	$3,462,633	$5,278,104	$3,535,785

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

The Company signed a new credit facility with National City Bank on January 31, 2007 for two years, expiring on January 31, 2009.  The new agreement increases the total line to $7,500,000, decreases the interest rate to prime plus or minus .25% (depending on certain financial ratios), increases the advance rates on accounts receivable to 85%, and establishes new quarterly financial covenants.  In addition, the agreement calls for monthly payments of interest at a nationally published prime rate plus .25% (8.25% was the published rate at March 2, 2007). The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2008. Next Investors, LLC principal partners are comprised of one director and two major shareholders of the Company. As of March 2, 2007, interest expense on this loan totaled $10,743 for the three months then ended and accrued interest was $10,598.  As of March 3 2006, expense on this loan totaled $9,479 for the three months then ended and accrued interest was $9,479.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. As of March 2, 2007 the balance outstanding on this debt obligation was $345,062; two of the twelve required monthly payments were paid in stock and the remainder in cash since inception of this obligation.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	March 2, 2007	December 1, 2006
Common stock, $.001 par value; 100,000,000 shares authorized, 18,223,019 and 18,626,029 shares issued and outstanding at March 2, 2007 and December 1, 2006, respectively	$18,223	$18,626
Additional paid-in capital	7,009,292	7,278,589
Retained earnings	41,807	432,763
Unearned compensation	(27,300)	(27,806)
Total stockholders’ equity	$7,042,022	$7,702,172

On February 27, 2007, Creative Thinking, Inc., which at the time was owned by Company’s former Chief Executive Officer, William B. Hensley, III, returned 600,000 shares of Next, Inc. common stock to satisfy a promissory note executed for $360,000 to purchase certain licenses. These shares were cancelled and taken out of circulation. The transaction was valued at the market price of the stock on November 28, 2006, pursuant to the terms of a purchase agreement dated November 28, 2006, as amended. Pursuant to the terms of the purchase agreement, Creative Thinking, Inc. elected on February 27, 2007, to deliver shares of common stock of the Company to satisfy the promissory note in lieu of satisfying the promissory note with a cash payment.

On January 17, 2006, Mr. Hensley returned 500,000 shares of Next, Inc. common stock to satisfy a promissory note and sales agreement executed for $510,000 to purchase certain inventory items. These shares were cancelled and taken out of circulation. The transaction was valued at the market price of the stock on November 17, 2005, pursuant to the terms of a promissory note and sales agreement dated November 17, 2005.  Pursuant to the terms of the promissory note and sales agreement, Mr. Hensley elected to deliver shares of common stock of the Company in lieu of cash to satisfy his obligations under the promissory note and sales agreement.

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings (Loss) Per Share.”  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended March 2, 2007 and March 3, 2006, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	March 2, 2007	March 3, 2006
Numerator:
Basic and diluted earnings (loss) per share – net income (loss)	$ (390,956)	$ (251,633)
Denominator:
Basic weighted average common shares	18,606,715	18,506,579
Effect of dilutive stock options, warrants, and contingent acquisition related shares	–	–
Denominator for diluted earnings (loss) per share	$ 18,606,715	$ 18,506,579
Basic earnings (loss) per share	$ (0.02)	$ (0.01)
Diluted earnings (loss) per share	$ (0.02)	$ (0.01)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “are of the opinion that” and words of similar import constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

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

The Company may be engaged in discussions with various potential acquisition targets and plans to grow through strategic acquisitions of complementary businesses. The Company has an acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross-distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportswearusa.com™; www.americanwildlifeusa.com™, and www.americanbiker.com™. The Company plans to establish additional e-commerce web sites as other product lines are established. The corporate website, www.nextinc.net, provides information to the general public about the Company.

Results of Operations

Summary

Net loss for the three-month period ended March 2, 2007, worsened by $139,323 when compared to the net loss for the similar period ended March 3, 2006.  This result occurred because the Company’s net sales volume dropped $1,224,484 in several channels as enumerated below.  That decline in net sales had a predictable effect on gross profit dollars, but was partially offset by a 5.1% improvement in gross profit percentage, which resulted from cost improvements that were previously implemented.  Operating and other expenses were up $101,452 for the three-month period ended March 2, 2007, compared to the same period last year principally due to higher selling expenses and higher general corporate administration expenses explained in more detail below.

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended March 2, 2007 and March 3, 2006. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB.

	Three Months Ended
	March 2, 2007	March 3,2006
	(unaudited)	(unaudited)
Net sales	$3,625,923	$4,850,407
Cost of sales	2,535,076	3,636,513
Gross profit	1,090,847	1,213,894
Operating and other expenses:
Operations	700,856	691,853
Royalties, commissions, and selling expenses	575,416	509,061
Corporate expenses	281,949	253,996
Interest expenses	172,464	167,312
Other expenses	3,867	10,878
Total operating and other expenses	1,734,552	1,633,100
Loss before income taxes	(643,705)	(419,206)
Benefit for income taxes	252,749	167,573
Net loss	$(390,956)	$(251,633)

Net Sales

Total net sales decreased 25.2% to $3,625,923 for the three months ended March 2, 2007, from $4,850,407 for the three months ended March 3, 2006. The majority of the decrease came from three large customers and was partially offset by a significant increase from another large customer. In addition, internet sales were down due to fewer products offered through that sales channel by the Company and the exit of the Company from the lower-margined private label business also contributed to the decline. Finally, dealer-based sales were also down compared to last year.  However, management believes the overall decrease is not indicative of future sales growth potential, but rather is due to seasonal buying patterns by large customers.  The Company is focused on expansion of its customer base and future product offering throughout the balance of fiscal year 2007.

Cost of Sales

Cost of sales was 69.9% or $2,535,076 for the three months ended March 2, 2007, compared to 75.0% or $3,636,513 for the three months ended March 3, 2006. Cost of sales relates to garments and production costs which were lower by $1,101,437 or 30.3% for the three months ended March 2, 2007 compared to prior year which relates to the decreased sales volume and efficiencies in both production and garment costs. Production cost was 27.1% of net sales for the three months ended March 2, 2007 compared to 28.8% of net sales for the three months ended March 3, 2006. Garment cost was 42.8% of sales for the three months ended March 2, 2007 compared to 46.2% of sales for the three months ended March 3, 2006.  Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.  The improvements in cost of sales were driven by improved procurement policies and more efficient factory operations.

Gross Profit

Gross profit for the three months ended March 2, 2007, was $1,090,847 or 30.1% of net sales compared to $1,213,894 or 25.0% of net sales for the three months ended March 3, 2006. The decrease in gross profit dollars from 2006 relates to sales volume, while the improvement in the gross margin percentage in 2007 from 2006 relates to more efficiently utilized conversion costs, and improved policies controlling garment purchases. Management has also performed a review of pricing models based on historical and future cost, which revealed key areas to address first.  As a result, the Company has sought out new, more cost-effective suppliers for imported goods that are expected to yield higher profit margins for the remainder of 2007 as new orders are released.

Operating and Other Expenses

General and administrative expenses for operations were $700,856 for the three months ended March 2, 2007, compared to $691,853 for the three months ended March 3, 2006. The slight increase for 2007 was driven by legal and professional expenses.

Royalty, commissions, and selling expenses were $575,416 for the three months ended March 2, 2007, compared to $509,061 for the three months ended March 3, 2006. The increase in expense was primarily related to higher fixed expense of the Company’s in-house sales force which it did not have last year, partially offset by lower commission expenses that resulted from this cost structure shift.

Corporate expenses were $281,949 for the three months ended March 2, 2007, compared to $253,996 for the three months ended March 3, 2006. The increase in corporate expenses was for advisory fees and commissions related to capital financing sourcing, amortization of subordinated debt costs and costs of proxy solicitation for the annual meeting.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $172,464 for the three months ended March 2, 2007, compared to $167,312 for the three months ended March 3, 2006.  The increase in interest expense is related to higher interest rates than previous year primarily related to certain Subordinated Debt issued on April 6, 2006.

Other expense was $3,867 for the three months ending March 2, 2007, as compared to $10,878 for the three months ended March 3, 2006. The decrease in expense relates to a loss on an asset sale recorded in the three month period ended 2006 that did not reoccur in 2007.

The benefit for income taxes for the three months ended March 2, 2007, was $252,749, which is attributable to the Company’s quarterly operating loss adjusted by book and income tax recognition of temporary differences. The benefit for income taxes for the three month period ended March 3, 2006, was $167,573, which related to the pre-tax income and recognition of book and tax temporary differences.

Financial Position, Capital Resources, and Liquidity

At March 2, 2007, working capital was $1,728,035 representing a decrease of $824,047 from working capital at December 1, 2006 of $2,552,082.  The decrease in working capital was primarily due to decreased trade receivables coupled with reductions in accounts payable and accrued expenses from December 1, 2006.  The Company’s business is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters which generates the highest levels of trade receivable collections and trade payables payments due during the first quarter of the following year. At March 3, 2006, the Company’s working capital was $1,379,693.  That lower amount of working capital and its makeup was the primary reason that the Company entered into the convertible promissory note agreements with the subordinated debt holders on April 6, 2006.  For the quarter ended March 2, 2007, the makeup of the working capital accounts was improved over the year earlier period with greater receivables, lower inventory and lower payables.  In short, the potential for liquidity is greater this year than last.  Furthermore, the subordinated debt enabled the Company to relieve the pressure on payables that existed in the first quarter of last year. The Company’s cash on hand and in banks at March 2, 2007 is relatively unchanged for the quarter then ended.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $7,500,000 of which the Company has drawn $3,850,506 as of March 2, 2007. Cash availability from the revolving line of credit was $687,101 on March 2, 2007 and $43,213 on March 3, 2006 as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on January 31, 2009.  The First Federal Savings Bank Promissory Notes consist primarily of one principal loan with a balance of $3,063,616 at March 2, 2007 payable in monthly installments of $29,263 of principal and interest.

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the three months ended March 2, 2007, was $618,247 as compared to $3,362,528 of cash provided by operations for the three months ended March 3, 2006. The decrease in cash provided by operations related primarily to a decrease in accounts payable, a smaller reduction in inventory, and a higher operating loss.  Improved procurement policies and more efficient operations are expected to continue to benefit the Company’s operating cash flows for the remainder of 2007.

Cash used for investing activities was $10,619 for the three months ended March 2, 2007, compared to $48,339 for the three months ended March 3, 2006. The Company’s investing activities during the period ending March 2, 2007 were for minimal capital equipment purchases of $6,852, and intangible assets of $3,767, both financed out of cash flow. In the three months ended March 3, 2006 the Company had capital expenditures of $5,222 offset by $2,700 proceeds from the sale of assets and intangible asset purchases of $45,817. The Company has no material commitments for capital expenditures as of March 2, 2007.

Net cash used in financing activities was $607,341 for the three months ended March 2, 2007, compared to $3,380,305 of cash used by financing activities for the three months ended March 3, 2006. For the three months ended March 2, 2007 the primary use of funds in financings resulted from the Company’s reduction in borrowings from the revolving line of credit by $366,732, and payments on short and long term notes of $240,609.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 85% of eligible accounts receivable, as defined in the credit facility agreement, and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at a nationally published prime rate plus .25% (8.25% was the published rate at March 2, 2007) and reporting on certain quarterly financial covenants.  Accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one director collateralize the borrowings under the credit facility.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. As of March 2, 2007 the balance outstanding on this debt obligation was $345,062; two of the twelve required month payments were paid in stock and the remainder in cash since date of inception of this note.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from National City Bank since that loan charges interest at prime plus or minus one-quarter of one percent determined by the  Company’s performance against predetermined leverage ratios.  At $3.5 million, a 1% change in the prime rate would impact the Company by $35,000 depending upon which way the prime rate moved.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the then Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported as and when required.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, the Company entered into a Subscription Agreement with the following investors:  DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”).  Proceeds of this transaction were used in operations. The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company will issue to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.

Item 5.   Other Information

(a)

Reports on Form 8-K

(1) A report on Form 8-K dated March 15, 2007, reporting a press release announcing the resignation of Charles Thompson as CFO and the appointment of David Cole as CFO.

(2) A report on Form 8-K dated February 5, 2007, reporting a press release announcing fiscal 2005 results.

Item 6.   Exhibits

(a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT, INC.

April 9, 2007

By:  /s/ Robert M. Budd

Robert M. Budd,

Chief Executive Officer

By:  /s/ David O. Cole

David O. Cole,

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

(a)

The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.