Form 10-Q
period 2007-06-01
NEXT INC/TN
filed 2007-07-13
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 1, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [  ]                                     Accelerated filer [  ]                                   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 1, 2007 there were 19,271,150 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 1, 2007 and December 1, 2006

3

Condensed Consolidated Statements of Operations for the three and six months ended

June 1, 2007 and June 2, 2006

4

Condensed Consolidated Statements of Cash Flows for the six months ended

June 1, 2007 and June 2, 2006

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

15

Item 4. Controls and Procedures

15

Part II – Other Information

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5.  Other Information

16

Item 6.  Exhibits

16

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 1, 2007	December 1, 2006
	(unaudited)	(audited)
Assets

Current assets:
Cash	$40,432	$80,700
Accounts receivable, net of allowances for doubtful accounts and contractual allowances of $216,909 and $235,876, respectively	1,373,505	6,705,812
Notes receivable	38,475	37,707
Inventories	4,448,964	4,026,565
Prepaid expenses	353,565	373,183
Other current assets	144,670	449,081
Deferred taxes, current	–	400,000
Total current assets	6,399,611	12,073,048
Property, plant and equipment, net	2,535,157	2,662,838
Goodwill	4,369,825	4,369,825
Notes receivable	15,378	32,504
Deferred taxes	1,195,345	176,628
Other assets, net	1,263,469	1,444,080
Total Assets	$15,778,785	$20,758,923

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,313,819	$3,217,014
Accrued expenses and other current liabilities	695,156	1,025,848
Short-term debt and current maturities	3,446,247	860,866
Loan from stockholders	200,000	200,000
Line of credit	3,023,754	4,217,238
Total current liabilities	8,678,976	9,520,966
Long-term debt, less current maturities	–	3,235,785
Loan from stockholders, less current maturities	300,000	300,000
Total liabilities	8,978,976	13,056,751
Stockholders’ equity	6,799,809	7,702,172
Total Liabilities and Stockholders’ Equity	$15,778,785	$20,758,923

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 1, 2007	June 2, 2006
	(unaudited)	(unaudited)
Net sales	$2,157,310	$4,823,634
Cost of sales	1,661,962	3,000,633
Gross profit	495,348	1,823,001

General, administrative, and selling expenses	1,224,793	1,545,266
Operating income (loss)	(729,445)	277,735

Interest	(150,487)	(175,679)
Other expense	(56,681)	(42,623)
Income (loss) before income taxes	(936,613)	59,433

Provision (benefit) for income taxes	(365,968)	36,538
Net income (loss)	(570,645)	22,895
Net income (loss) per share, basic and diluted	$(0.03)	$–
Weighted average shares outstanding, basic	18,574,296	18,309,795
Weighted average shares outstanding, diluted	18,574,296	18,473,036

	Six Months Ended
	June 1, 2007	June 2, 2006
	(unaudited)	(unaudited)
Net sales	$5,783,233	$9,674,041
Cost of sales	4,197,038	6,637,146
Gross profit	1,586,195	3,036,895

General, administrative, and selling expenses	2,783,014	3,000,176
Operating income (loss)	(1,196,819)	36,719

Interest	(322,951)	(342,991)
Other expense	(60,548)	(53,501)
Loss before income taxes	(1,580,318)	(359,773)

Benefit for income taxes	(618,717)	(131,035)
Net loss	(961,601)	(228,738)
Net loss per share, basic and diluted	$(0.05)	$(0.01)
Weighted average shares outstanding, basic and diluted	18,590,506	18,409,257

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 1, 2007	June 2, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(961,601)	$(228,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	332,346	373,329
Noncash compensation	1,011	1,011
Noncash fees	43,654	7,192
Loss on sale of asset	–	38,922
Bad debt expense	(4,200)	(24,927)
Deferred taxes	(618,717)	(131,035)
Changes in operating assets and liabilities:
Accounts receivable	5,336,507	1,481,450
Notes receivable	16,358	20,264
Inventories	(422,399)	975,816
Prepaid expenses	49,618	(391,189)
Other assets	(55,589)	(23,690)
Accounts payable	(1,903,195)	(790,941)
Accrued expenses and other liabilities	(330,692)	(243,027)
Total adjustments	2,444,702	1,293,175
Net cash provided by operating activities	1,483,101	1,064,437

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,767)	(31,714)
Cash received from proceeds on sale of asset	–	2,700
Cash paid for intangible assets	(10,287)	(55,292)
Net cash used in investing activities	(24,054)	(84,306)

Cash flows from financing activities:
Revolving credit facility, net	(1,193,484)	(1,620,698)
Proceeds from loans and notes payable	–	912,000
Repayments of long term debt, loans and notes payable	(305,831)	(132,091)
Fees paid for investment transaction	–	(20,240)
Issuance of common stock for investment transaction	–	500
Net cash used in financing activities	(1,499,315)	(860,529)

Net increase (decrease) in cash	(40,268)	119,602
Cash, beginning of period	80,700	152,601
Cash, end of period	$40,432	$272,203

Supplemental Information:
Cash paid during the period for interest	$306,693	$346,578
Cash paid during the period for income taxes	$6,248	$–

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of debt	$344,574	$–
Equity securities retired in payment of note receivable	$360,000	$510,000
Equity securities issued in payment of services	$30,000	$–
Equity securities retired to reduce vendor obligation	$–	$23,570

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. (Prior to 2007, the Company filed quarterly reports on Form 10-QSB and therefore, the condensed consolidated financial statements therein were prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B in addition to generally accepted accounting principles for interim financial statements.)  Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at June 1, 2007 and December 1, 2006, and its results of operations and cash flows for the three months and six months ended June 1, 2007 and June 2, 2006. Operating results for the three and six months ended June 1, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2007. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-KSB).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisitions of CMJ Ventures, Inc., Lil’ Fan, Inc., Choice International, Inc., Sports-2-Schools, LLC, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the six months ended June 1, 2007, sales to the Company’s two largest customers accounted for 65% of total sales.  In the six months ended June 2, 2006, sales to the Company’s top four customers accounted 69% of total sales. The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”.  The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s November 28, 2008 fiscal year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s November 27, 2009 fiscal year end.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132(R)” (SFAS No. 158).  This statement requires an employer to recognize in its financial statements the funded status of a defined benefit plan, determine the funded status at the end of the employer’s fiscal year and recognize changes in the fund status of a defined postretirement plan in the year a change occurs.  SFAS No. 158 becomes effective in phases beginning with financial statements issued for the fiscal years beginning after December 15, 2006 and completed by financial statements issued for the fiscal years beginning after December 15, 2008.  The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

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

In June 2006, the FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the application of Interpretation No. 48 will have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning December 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of June 1, 2007 and December 1, 2006, consisted of the following:

	June 1, 2007	December 1, 2006
Raw materials	$2,537,060	$2,657,611
Finished goods	1,911,904	1,368,954
	$4,448,964	$4,026,565

4.

Income Taxes

Income taxes have been computed in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 1, 2007 and December 1, 2006, are as follows:

	June 1, 2007	December 1, 2006
Assets: Accounts receivable allowance	$16,850	$4,185
Net operating loss carryforwards	1,466,194	882,342
Total deferred tax assets	$1,483,044	$886,527
Liabilities:
Property, plant and equipment	$228,750	$240,034
Goodwill and other intangibles	58,949	69,865
Total deferred tax liabilities	$287,699	$309,899

Deferred taxes, net	$1,195,345	$576,628
Current	$–	$400,000
Noncurrent	$1,195,345	$176,628

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at June 1, 2007 and December 1, 2006 consisted of the following:

	June 1, 2007		December 1, 2006
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$3,023,754	$–	$4,217,238	$–
Notes payable	3,646,247	300,000	1,060,866	3,535,785
Total	$6,670,001	$300,000	$5,278,104	$3,535,785

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

The Company signed a new credit facility with National City Bank on January 31, 2007 for two years, expiring on January 31, 2009. The new agreement increased the total line to $7,500,000, decreased the interest rate to prime plus or minus .25% (depending on certain financial ratios being met), increased the advance rates on accounts receivable to 85%, and established new quarterly financial covenants.  The agreement provides for monthly payments of interest at the Bank’s published prime rate plus .25% (8.25% was the published rate at June 1, 2007). The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

As of June 1, 2007, the Company was not in compliance with the new quarterly financial covenants, and has been advised by National City Bank that these violations will be waived with full reservation of rights so long as the Company meets revised and specific performance criteria which, as of the date of this Form 10-Q, have not been finalized.  Additionally, First Federal Savings Bank of Wabash has agreed to the same waiver as National City Bank and on substantially identical terms.  There are no covenants with any other lenders to the Company.

In accordance with EITF 86-30 and related guidance, the Company has evaluated the above referenced waivers and concluded that the related notes payable to First Federal Savings Bank of Wabash should be reclassified as current debt at this time.  The Company has carried the National City Bank credit facility as a current liability since its inception.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2008. Next Investors, LLC principal partners are comprised of one director and two major shareholders of the Company. As of June 1, 2007, interest expense on this loan totaled $10,743 and $21,486 for the three and six months then ended, respectively, and accrued interest was $21,341.  As of June 2, 2006, interest expensed and accrued for this loan totaled $9,479 and $19,167, respectively, for the three and six months then ended.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. As of June 1, 2007 the balance outstanding on this debt obligation was $86,638, which is the final payment; five of the twelve required monthly payments were paid in stock and the remainder in cash since inception of this obligation.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	June 1, 2007	December 1, 2006
Common stock, $.001 par value; 100,000,000 shares authorized, 19,271,150 and 18,626,029 shares issued and outstanding at June 1, 2007 and December 1, 2006, respectively	$19,271	$18,626
Additional paid-in capital	7,336,171	7,278,589
Retained earnings (deficit)	(528,838)	432,763
Unearned compensation	(26,795)	(27,806)
Total stockholders’ equity	$6,799,809	$7,702,172

On February 27, 2007, the Company’s former Chief Executive Officer, William B. Hensley, III, remitted 600,000 shares of Next, Inc. common stock to satisfy a promissory note executed for $360,000 to purchase certain licenses. These shares were cancelled and taken out of circulation. The transaction was valued at the market price of the stock on November 28, 2006, pursuant to the terms of a purchase agreement dated November 28, 2006, as amended. Pursuant to the terms of the purchase agreement, Mr. Hensley elected on February 27, 2007, to deliver shares of common stock of the Company to satisfy the promissory note.

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings (Loss) Per Share.”  SFAS No. 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three  and six months ended June 1, 2007 and June 2, 2006, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	June 1, 2007	June 2, 2006
Numerator:
Net income (loss)	$ (570,645)	$ 22,895
Denominator:
Basic weighted average common shares	18,574,296	18,309,795
Effect of dilutive stock options, warrants, and contingent acquisition related shares	–	163,241
Denominator for diluted earnings (loss) per share	18,574,296	18,473,036
Basic and diluted earnings (loss) per share	$ (0.03)	$ –

	Six months ended
	June 1, 2007	June 2, 2006
Numerator:
Net loss	$ (961,601)	$ (228,738)
Denominator:
Basic weighted average common shares	18,590,506	18,409,257
Effect of dilutive stock options, warrants, and contingent acquisition related shares	–	–
Denominator for diluted earnings (loss) per share	18,590,506	18,409,257
Basic and diluted earnings (loss) per share	$ (0.05)	$ (0.01)

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, markets, and distributes licensed and branded promotional products and imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the promotional products and imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services, on-time delivery, at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company is continually expanding its license program, which currently includes the following

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, and Campus Traditions USA™ line for most major colleges and universities in the U.S.;

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

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others;

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, Indianapolis Motor Speedway, GRITS, and Rivalfish.

Operations and Expansion

The Company is one of the significant companies in the highly fragmented licensed products and imprinted sportswear industries. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing, and fulfillment. The Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and via the Company’s internet web stores.

The Company may from time to time be engaged in discussions with various potential acquisition targets and plans to grow through strategic acquisitions of complementary businesses. The Company has an acquisition program that targets companies servicing other segments of the promotional products and imprinted sportswear industry not currently serviced by the Company. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross-distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportsusa.com™; www.americanwildlifeusa.com™, and www.americanbiker.com™. The Company plans to establish additional e-commerce web sites as other product lines are established. The corporate website, www.nextinc.net, provides information to the general public about the Company.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended June 1, 2007, and June 2, 2006. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB.

	Three Months Ended		Six Months Ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,157,310	$4,823,634	$5,783,233	$9,674,041
Cost of sales	1,661,962	3,000,633	4,197,038	6,637,146
Gross profit	495,348	1,823,001	1,586,195	3,036,895
Operating and other expenses:
General and administrative expenses	576,752	654,616	1,277,608	1,331,674
Royalties, commissions, and selling expenses	364,846	639,737	940,262	1,163,593
Corporate expenses	283,195	250,913	565,144	504,909
Interest expenses	150,487	175,679	322,951	342,991
Other (income) expenses	56,681	42,623	60,548	53,501
Total operating and other expenses	1,431,961	1,763,568	3,166,513	3,396,668
Income (loss) before income taxes	(936,613)	59,433	(1,580,318)	(359,773)
Provision (benefit) for income taxes	(365,968)	36,538	(618,717)	(131,035)
Net income (loss)	$(570,645)	$22,895	$(961,601)	$(228,738)

For the three months ended June 1, 2007

Summary

Net loss for the three-month period ended June 1, 2007, worsened by $593,540 when compared to the net income for the similar period ended June 2, 2006.  This result occurred because the Company’s net sales volume dropped $2,666,324 across all channels as further discussed below.  That decline in net sales had a predictable effect on gross profit dollars, and resulted in a nearly 50% incremental loss of gross margin when compared with the same period from a year earlier.  Operating and other expenses were down $331,607 for the three-month period ended June 1, 2007, compared to the same period last year principally due to lower royalty expense, which is attributable to the lower sales, along with decreased interest and general operating expenses as detailed below.

Net Sales

Net sales decreased 55.3% to $2,157,310 for the three months ended June 1, 2007, from $4,823,634 for the three months ended June 2, 2006.  The decrease was attributable to a pervasive decline in sales from practically all of the Company’s customers, as well as dealer-based sales for non-collegiate licensed products.  Management believes that this decline is representative of sluggish sales volume reported over all retail sectors which began in the spring, and is not indicative of the trends over the course of a full year.  Management also believes the overall decrease is not indicative of future sales growth potential, but rather is due to seasonal buying patterns by large customers.  These buying patterns are being driven by selective shifts in consumer’s use of their disposable income, which is being caused in part by increased gasoline prices.  Additionally, it reflects the slowdown in retail spending that has been widely reported by the news media, and in fact has been magnified by apparel inventory adjustments being made by the Company’s larger customers.  The Company continues to focus on expansion of its customer base and future product offering throughout the balance of fiscal year 2007. These efforts are continuing through the Company’s retail customer base aiming at developing core programs that will generate more consistent sales of the Company’s product.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.  Cost of sales decreased to $1,661,962 (77.0% of sales) for the three months ended June 1, 2007, from $3,000,633 (62.2% of sales) for the three months ended June 2, 2006.  Garment costs (raw materials) for the quarter ended June 1, 2007 were higher than in the same period a year ago due to higher levels of imported goods being supplied coupled with lower domestically produced product. (Imported goods garment costs include the labor, overhead and profit of the import supplier.)  At the same time, production costs dropped which was the result of controlled spending and operating efficiencies as offset by the absorption of fixed expenses spread over a lower volume level.

Gross Profit

Gross profit declined to $495,348 (23.0% of sales) for the current period, versus $1,823,001 (37.8% of sales) for the prior year’s period.  The majority of the decrease in gross profit reflects the lower sales volume in the current year.

Operating and Other Expenses

General and administrative expenses decreased for the current quarter to $576,752 from $654,616 in the second quarter of 2006.  The decline is chiefly caused by the closing of two smaller sales offices in April of 2006, which decreased wages as well as other overhead, and lower freight-out costs due to the reduced sales volume.

Selling, royalty, and commission expenses are partially proportionate to sales, and also carry a fixed component for salaries, travel, leases and other sundry expenses of operating an in-house sales function.  These expenses for the three months ended June 1, 2007 were $364,846, versus $639,737 for the three months ended June 2, 2006.  Expenses in 2007 are higher as related to sales (16.9%, as compared to 13.2% for 2006) due to the addition of fixed expenses for the Sales department, which were more variable last year. Royalties and commissions are lower due to the decrease in sales, and royalties in particular decreased due to the mix of product sales.  Typical royalty expenses range from 8 to 12 per cent depending upon license and product mix.  As expected sales volumes increase over the remainder of the year, leveraging of the fixed component of this expense will occur.

Corporate expenses for the three months ended June 1, 2007, equaled $283,195 as compared to $250,913 for the same period in 2006. The increase pertained to advisory fees for capital and acquisition advisory services, amortization of subordinated debt costs, and executive placement services for the Company’s new Chief Financial Officer.

Interest expense reflects the cost of borrowing on the line of credit and all short- and long-term debt.  The amount decreased to $150,487 for the three months ended June 1, 2007, from $175,679 for the three months ended June 2, 2006.  The decrease is attributable to a lower average balance on the line of credit, as well as the decline in the balance of the subordinated debt as eleven of the twelve required payments had been made as of June 1, 2007.

Other expense items totaled $56,681 for the three months ended June 1, 2007, as compared to $42,623 for the three months ended June 2, 2006.  The higher expense in 2007 is due to an adjustment for debt issue costs related to the subordinated debt transaction from April 2006, which was a cumulative adjustment for amortization over fifteen months.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items.  The benefit for income taxes for the three months ended June 1, 2007 was $365,968, as compared to a provision for income taxes of $36,538 for the three months ended June 2, 2006.  This variation is due to the disparity between the net loss and net income in 2007 and 2006, respectively.

For the six months ended June 1, 2007

Net Sales

Net sales decreased 40.2% to $5,783,233 for the six months ended June 1, 2007, from $9,674,041 for the six months ended June 2, 2006.  The reasons described above in the analysis for the three months ended June 1, 2007 and those in the Company’s first quarter Form 10-Q, which are substantially similar to this quarter explain the decline.

Cost of Sales

Cost of sales decreased by 36.8% to $4,197,038 for the six months ended June 1, 2007, from $6,637,146 for the six months ended June 2, 2006.  Garment costs for the six month period ended June 1, 2007, increased by 16.5 percentage points over the same period for 2006, again due to the reasons stated in the quarterly analysis above.  Production costs for the six months-to-date dropped by 12.5 percentage points also due to the reasons outlined in the quarterly analysis.

Gross Profit

Gross profit declined to $1,586,195 (27.4% of sales) for the current year-to-date period, versus $3,036,895 (31.4% of sales) for the prior year’s year-to-date period for the reasons discussed above (lower sales volume as impacted by higher garment costs and absorption of fixed expenses over a lower activity level.  The Company believes that it is poised to reflect improved margins as the volume begins to build over the balance of the year.

Operating and Other Expenses

General and administrative expenses decreased on a year-to-date basis to $1,277,608 from $1,331,674 for the first half of 2006.  A general decrease in expenses due to better controls and analysis, the closing of satellite sales offices, and the lower freight-out costs are the primary factors for the change.

Royalty, commissions, and selling expenses for the six months ended June 1, 2007 were $940,262, versus $1,163,593 for the six months ended June 2, 2006.  Expenses in 2007 are higher as related to sales (16.3%, as compared to 12.0% for 2006) due to the addition of the Sales department discussed earlier.  As with the second quarter analysis, the decrease in dollars is because of lower sales while the proportionate increase is due to the inability to leverage the fixed costs of the Sales department.

Corporate expenses for the six months ended June 1, 2007, equaled $565,144 as compared to $504,909 for the same period in 2006. The higher expenses largely related to professional fees as discussed above.

Interest expense decreased to $322,951 for the six months ended June 1, 2007 from $342,991 for the six months ended June 2, 2006. The decrease is attributable to substantially lower debt balances overall, which will be discussed in more detail under the Financial Position heading.

Other expense items totaled $60,548 for the six months ended June 1, 2007, as compared to $53,501 for the six months ended June 2, 2006.  As with the change in expense for just the second quarter, as discussed above, amortization of debt issue costs was the primary cause of the variation.

The benefit for income taxes for the six months ended June 1, 2007 was $618,717, as compared to $131,035 for the six months ended June 2, 2006, which pertains mainly to the increase in the pre-tax operating loss.

Financial Position, Capital Resources, and Liquidity – June 1, 2007 and December 1, 2006

At June 1, 2007, working capital was ($2,279,365), representing a decrease of $4,831,447 from working capital at December 1, 2006 of $2,552,082.  The decrease in working capital was partly due to decreased trade receivables and the reclassification of the deferred tax asset to non-current, coupled with reductions in accounts payable, accrued expenses, line of credit balance, and other short-term debt from December 1, 2006.  The largest factor negatively affecting working capital was the reclassification of long-term debt owed to First Federal Savings Bank of Wabash to current liabilities, which resulted from the Company’s failure to meet loan covenants.  These covenant violations were waived by the Bank, however under guidance contained in EITF 86-30, the Company was required to make this reclassification.  The Company’s business is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters which generates the highest levels of trade receivable collections and trade payables payments due during the first quarter of the following year.

At June 2, 2006, the Company’s working capital was $1,591,424.  The decrease from that date to the current year of $3,870,789 can be attributed to a decrease in cash, trade receivables, inventory, and prepaid expenses, as well as substantial decreases in the line of credit and subordinated debt balances; also, the largest factor in the change was the reclassification of debt mentioned above.

The Company’s cash on hand and in banks at June 1, 2007 was $40,432, as compared to $80,700 at December 1, 2006.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the six months ended June 1, 2007, was $1,483,101 as compared to $1,064,437 of cash provided by operations for the six months ended June 2, 2006. The increase in cash provided by operations related primarily to a reduction in trade receivables and prepaid expenses, net of the increase in inventories and a decrease in accounts payable.

Cash used for investing activities was $24,054 for the six months ended June 1, 2007, compared to $84,306 for the six months ended June 2, 2006. The Company’s investing activities during the period ending June 1, 2007 include $10,287 disbursed for intangible assets and $13,767 spent on necessary fixed assets, both financed out of cash flow. The Company has no material commitments for capital expenditures as of June 1, 2007.

Net cash used in financing activities was $1,499,315 for the six months ended June 1, 2007, compared to $860,529 of cash used by financing activities for the six months ended June 2, 2006. For the six months ended June 1, 2007 the primary use of funds in financings resulted from the Company’s reduction in borrowings from the revolving line of credit by $1,193,484, and payments on short and long term notes of $305,831.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $7,500,000 of which the Company has drawn $3,023,754 as of June 1, 2007. Cash availability from the revolving line of credit was $311,849 as of June 1, 2007 and $609,608 on June 2, 2006 as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on January 31, 2009.  The First Federal Savings Bank Promissory Notes consist of four loans with an aggregate balance of $3,359,609 at June 1, 2007 payable in monthly installments of $41,292 of principal and interest.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 85% of eligible accounts receivable and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at National City Bank’s published prime rate plus .25% (8.25% was the published rate at June 1, 2007) and reporting on certain quarterly financial covenants.  Accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one director collateralize the borrowings under the credit facility.

As of June 1, 2007, the Company was not in compliance with the new quarterly financial covenants, and has been advised by National City Bank that these violations will be waived with full reservation of rights so long as the Company meets revised and specific performance criteria which, as of the date of this Form 10-Q, have not been finalized.  Additionally, First Federal Savings Bank of Wabash has verbally agreed to the same waiver as National City Bank and on substantially identical terms.  There are no covenants with any other lenders to the Company.

In accordance with EITF 86-30 and related guidance, the Company has evaluated the above referenced waivers and concluded that the related notes payable to First Federal Savings Bank of Wabash should be reclassified as current debt at this time.  The Company has carried the National City Bank credit facility as a current liability since its inception.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. As of June 1, 2007 the balance outstanding on this debt obligation was $86,638, which is the final payment; five of the twelve required month payments were paid in stock and the remainder in cash since date of inception of this note.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time has pending various legal actions arising in the normal course of business.  Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

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

Item 5.   Other Information

(a)

Reports on Form 8-K

(1) A report on Form 8-K dated April 10, 2007, reporting earnings and a conference call for first quarter.

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

July 13, 2007

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