Form 10-Q
period 2007-08-31
NEXT INC/TN
filed 2007-10-12
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2007

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

As of August 31, 2007 there were 19,641,142 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of August 31, 2007 and December 1, 2006

3

Condensed Consolidated Statements of Operations for the three and nine months ended

August 31, 2007 and September 1, 2006

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

August 31, 2007 and September 1, 2006

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

16

Item 4. Controls and Procedures

16

Part II – Other Information

Item 1.  Legal Proceedings

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	December 1, 2006
	(unaudited)	(audited)
Assets

Current assets:
Cash	$25,677	$80,700
Accounts receivable, net of allowances for doubtful accounts and contractual allowances of $293,501 and $235,876, respectively	4,229,971	6,705,812
Notes receivable	32,474	37,707
Inventories	5,382,243	4,026,565
Prepaid expenses	286,504	373,183
Other current assets	162,513	449,081
Deferred taxes, current	–	400,000
Total current assets	10,119,382	12,073,048
Property, plant and equipment, net	2,371,671	2,662,838
Goodwill	4,369,825	4,369,825
Notes receivable	9,852	32,504
Deferred taxes	1,094,908	176,628
Other assets, net	1,175,086	1,444,080
Total Assets	$19,140,724	$20,758,923

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,077,657	$3,217,014
Accrued expenses and other current liabilities	1,575,682	1,025,848
Short-term debt and current maturities	3,296,667	860,866
Loan from stockholders	200,000	200,000
Line of credit	4,598,077	4,217,238
Total current liabilities	11,748,083	9,520,966
Long-term debt, less current maturities	–	3,235,785
Loan from stockholders, less current maturities	300,000	300,000
Total liabilities	12,048,083	13,056,751
Stockholders’ equity	7,092,641	7,702,172
Total Liabilities and Stockholders’ Equity	$19,140,724	$20,758,923

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	August 31, 2007	September 1, 2006
	(unaudited)	(unaudited)
Net sales	$5,858,225	$8,876,376
Cost of sales	4,020,176	6,271,344
Gross profit	1,838,049	2,605,032

General, administrative, and selling expenses	1,414,919	1,966,177
Operating income	423,130	638,855

Interest	(156,797)	(237,636)
Other income (expense)	37,512	(53,249)
Income before income taxes	303,845	347,970

Provision for income taxes	100,437	128,053
Net income	$203,408	$219,917
Net income per share, basic and diluted	$.01	$.01
Weighted average shares outstanding, basic	19,529,254	18,371,751
Weighted average shares outstanding, diluted	19,626,449	18,490,322

	Nine Months Ended
	August 31, 2007	September 1, 2006
	(unaudited)	(unaudited)
Net sales	$11,641,458	$18,550,417
Cost of sales	8,217,214	12,908,490
Gross profit	3,424,244	5,641,927

General, administrative, and selling expenses	4,197,933	4,966,353
Operating income (loss)	(773,689)	675,574

Interest	(479,748)	(580,627)
Other expense	(23,036)	(106,750)
Loss before income taxes	(1,276,473)	(11,803)

Benefit for income taxes	(518,280)	(2,982)
Net loss	$(758,193)	$(8,821)
Net loss per share, basic and diluted	$(0.04)	$–
Weighted average shares outstanding, basic and diluted	18,903,423	18,396,846

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 31, 2007	September 1, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(758,193)	$(8,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	492,816	586,396
Noncash compensation	1,517	1,517
Noncash fees	45,934	11,368
Loss (gain) on sale of assets	(11,473)	48,310
Bad debt recovery	(9,200)	(13,922)
Deferred taxes	(518,280)	(2,982)
Changes in operating assets and liabilities:
Accounts receivable	2,485,041	(887,811)
Notes receivable	27,885	29,765
Inventories	(1,355,678)	677,857
Prepaid expenses	116,679	(152,143)
Other assets	(73,432)	25,914
Accounts payable	(1,139,357)	935,346
Accrued expenses and other liabilities	549,834	921,826
Total adjustments	612,286	2,181,441
Net cash provided by (used in) operating activities	(145,907)	2,172,620

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,867)	(47,593)
Cash received from proceeds on sale of asset	112,500	4,700
Cash paid for intangible assets	(13,815)	(167,680)
Net cash provided by (used in) investing activities	78,818	(210,573)

Cash flows from financing activities:
Revolving credit facility, net	380,839	(2,231,565)
Proceeds from loans and notes payable	–	912,000
Repayments of long term debt, loans and notes payable	(368,773)	(360,134)
Fees paid for investment transaction	–	(28,008)
Issuance of common stock for investment transaction	–	5,250
Net cash provided by (used in) financing activities	12,066	(1,702,457)

Net increase (decrease) in cash	(55,023)	259,590
Cash, beginning of period	80,700	152,601
Cash, end of period	$25,677	$412,191

Supplemental Information:
Cash paid during the period for interest	$420,774	$565,223
Cash paid during the period for income taxes	$6,248	$–

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of debt	$431,212	$–
Equity securities retired in payment of note receivable	$360,000	$510,000
Equity securities issued in payment of services	$30,000	$–
Equity securities retired to reduce vendor obligation	$–	$23,570

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. (Prior to 2007, the Company filed quarterly reports on Form 10-QSB and therefore, the condensed consolidated financial statements therein were prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B in addition to generally accepted accounting principles for interim financial statements.)  Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at August 31, 2007, and December 1, 2006, and its results of operations and cash flows for the three months and nine months ended August 31, 2007, and September 1, 2006. Operating results for the three and nine months ended August 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2007. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-KSB).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisitions of several smaller enterprises, and their respective customer bases, the introduction of additional major product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the nine months ended August 31, 2007, sales to the Company’s two largest customers accounted for 74% of total sales.  In the nine months ended September 1, 2006, sales to the Company’s top four customers accounted for 75% of total sales. The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”.  The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s November 28, 2008 fiscal year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s November 27, 2009 fiscal year end.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates and has begun a detailed review of its internal control environment.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The statement permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158).  This statement requires an employer to recognize in its financial statements the funded status of a defined benefit plan, determine the funded status at the end of the employer’s fiscal year and recognize changes in the fund status of a defined postretirement plan in the year a change occurs.  SFAS No. 158 becomes effective in phases beginning with financial statements issued for the fiscal years beginning after December 15, 2006 and completed by financial statements issued for the fiscal years beginning after December 15, 2008.  The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or result of operations.

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

In June 2006, the FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (Interpretation No. 48). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the application of Interpretation No. 48 will have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not believe that adoption of this statement has had a material impact on its consolidated financial position or result of operations.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of August 31, 2007 and December 1, 2006, consisted of the following:

	August 31, 2007	December 1, 2006
Raw materials	$2,739,379	$2,657,611
Finished goods	2,642,864	1,368,954
	$5,382,243	$4,026,565

4.

Income Taxes

Income taxes have been computed in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2007 and December 1, 2006, are as follows:

	August 31, 2007	December 1, 2006
Assets: Accounts receivable allowance	$13,404	$4,185
Net operating loss carryforwards	1,325,716	882,342
Total deferred tax assets	$1,339,120	$886,527
Liabilities:
Property, plant and equipment	$188,252	$240,034
Goodwill and other intangibles	55,960	69,865
Total deferred tax liabilities	$244,212	$309,899

Deferred taxes, net	$1,094,908	$576,628
Current	$–	$400,000
Noncurrent	$1,094,908	$176,628

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at August 31, 2007 and December 1, 2006 consisted of the following:

	August 31, 2007		December 1, 2006
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$4,598,077	$–	$4,217,238	$–
Notes payable	3,496,667	300,000	1,060,866	3,535,785
Total	$8,094,744	$300,000	$5,278,104	$3,535,785

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

The Company signed a new credit facility for a $7,500,000 line of credit with National City Bank on January 31, 2007 for two years, expiring on January 31, 2009. The interest rate on the facility is prime plus or minus .25% (depending on certain financial ratios being met), with advance rates of 85% on accounts receivable and 60% on inventory, and also includes quarterly financial covenants.  The agreement provides for monthly payments of interest which, as of August 31, 2007, is calculated at the published prime rate plus .25% (8.25% was the published rate at August 31, 2007). The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

As of June 1, 2007, the Company was not in compliance with financial covenants contained in the credit facility referenced in the above paragraph, and has been informally advised by National City Bank that these violations will be waived with full reservation of rights so long as the Company meets revised and specific performance criteria, which as of the date of this Form 10-Q have not been finalized.  Additionally, First Federal Savings Bank of Wabash has informally agreed to the same waiver as National City Bank and on substantially similar terms.  Discussions with both banks have continued frequently throughout the third quarter and the Company continues to pay its bills in a timely manner.  It has not defaulted on any payments that are due anyone and does not anticipate doing so at the date of this Form 10-Q. The bank loans are within the borrowing base formula and specifically, the credit facility referred to in the above paragraph had an available balance of approximately $1.8 million as of August 31, 2007.  The Company’s use of this credit facility has been as it would have been under normal circumstances as if the covenant violations had not occurred. There are no covenants with any other lenders to the Company.

In accordance with EITF 86-30 and related guidance, the Company has evaluated the above referenced waivers and concluded that the related notes payable to First Federal Savings Bank of Wabash should be reclassified as current debt at this time.  The Company has carried the National City Bank credit facility as a current liability since its inception in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Agreement.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC principal partners are comprised of one director and two significant shareholders of the Company. As of August 31, 2007, interest expense on this loan totaled $10,743 and $32,229 for the three and nine months then ended, respectively, and accrued interest was $32,084.  As of September 1, 2006, interest expensed and accrued for this loan totaled $9,479 and $28,646, respectively, for the three and nine months then ended.  Under the terms of a subordination agreement among National City Bank, Next Investors, LLC and the Company, payments due under the agreement are to be suspended in the event of a default under the credit facility between National City Bank and the Company, and that upon notice from National City Bank to Next Investors, LLC, the terms of the subordinated loan agreement must be suspended and Next Investors, LLC will not be able to declare a default, renegotiate the terms of the note, or otherwise take any action until such time as National City Bank declares the Company to be in compliance with a new agreement or has been paid in full by the Company.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. At August 31, 2007 the notes had been repaid in full.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	August 31, 2007	December 1, 2006
Common stock, $.001 par value; 100,000,000 shares authorized, 19,641,142 and 18,626,029 shares issued and outstanding at August 31, 2007 and December 1, 2006, respectively	$19,641	$18,626
Additional paid-in capital	7,424,719	7,278,589
Retained earnings (deficit)	(325,430)	432,763
Unearned compensation	(26,289)	(27,806)
Total stockholders’ equity	$7,092,641	$7,702,172

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

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and nine months ended August 31, 2007 and September 1, 2006, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	August 31, 2007	September 1, 2006
Numerator:
Net income	$ 203,408	$ 219,917
Denominator:
Basic weighted average common shares	19,529,254	18,371,751
Effect of dilutive stock options, warrants, and contingent acquisition related shares	97,195	118,571
Denominator for diluted earnings per share	19,626,449	18,490,322
Basic and diluted earnings per share	$ 0.01	$ 0.01

	Nine months ended
	August 31, 2007	September 1, 2006
Numerator:
Net loss	$ (758,193)	$ (8,821)
Denominator:
Basic weighted average common shares	18,903,423	18,396,846
Effect of dilutive stock options, warrants, and contingent acquisition related shares	–	–
Denominator for diluted loss per share	18,903,423	18,396,846
Basic and diluted loss per share	$ (0.04)	$ 0.00

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, embellishes, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company is continually expanding its license program, which currently includes the following

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, and Campus Traditions USA™ line for most major colleges and universities in the U.S.;

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

The Company may from time to time be engaged in discussions with various potential acquisition targets and plans to grow through strategic acquisitions of complementary businesses. The Company has an acquisition program that targets companies servicing other segments of the imprinted sportswear industry not currently serviced by the Company. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross-distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 31, 2007, and September 1, 2006. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-KSB.

	Three Months Ended		Nine Months Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$5,858,225	$8,876,376	$11,641,458	$18,550,417
Cost of sales	4,020,176	6,271,344	8,217,214	12,908,490
Gross profit	1,838,049	2,605,032	3,424,244	5,641,927
Operating and other expenses:
General and administrative expenses	426,086	661,676	1,703,694	1,993,350
Royalties, commissions, and selling expenses	719,607	1,045,081	1,659,869	2,208,674
Corporate expenses	269,226	259,420	834,370	764,329
Interest	156,797	237,636	479,748	580,627
Other (income) expenses	(37,512)	53,249	23,036	106,750
Total operating and other expenses	1,534,204	2,257,062	4,700,717	5,653,730
Income (loss) before income taxes	303,845	347,970	(1,276,473)	(11,803)
Provision (benefit) for income taxes	100,437	128,053	(518,280)	(2,982)
Net income (loss)	$203,408	$219,917	$(758,193)	$(8,821)

For the three months ended August 31, 2007

Summary

Net income for the quarter ended August 31, 2007 was slightly lower than the same quarter in 2006 by $16,509, despite a decrease in net sales of $3,018,151.  The favorable income result despite the lower sales was largely due to the 2% improvement in gross profit margins over the two quarters. Operating and other expenses were also down $722,858 for the three-month period ended August 31, 2007, compared to the same period last year principally due to lower royalty expense, which is attributable to the lower sales, along with decreased interest and general operating expenses as detailed below.

Net Sales

Net sales decreased 34.0% to $5,858,225 for the three months ended August 31, 2007, from $8,876,376 for the three months ended September 1, 2006.  As with previous quarters, the decrease was attributable to a pervasive decline in sales from practically all of the Company’s customers, as well as dealer-based sales for non-collegiate licensed products.  Management believes that this decline is representative of sluggish sales volume reported over all retail apparel sectors which began in the spring, and is not indicative of the trends to be expected over the course of a full year.  Management also believes the overall decrease is not indicative of future sales growth potential, but rather is due to seasonal buying patterns by large customers, which are affected by numerous economic factors such as gasoline prices, the weather and consumer confidence to name a few.  These economic factors cause selective shifts in consumer’s use of their disposable income and as a result, drive buying patterns in alternative directions.  The decrease reflects the slowdown in retail spending that has been widely reported by the news media.  The Company continues to focus on expansion of its customer base and future product offering throughout the balance of fiscal year 2007. These efforts are continuing through the Company’s retail customer base aiming at developing more strategic core programs that will generate more consistent and predictable sales of the Company’s product.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.  Cost of sales decreased to $4,020,176 (68.6% of sales) for the three months ended August 31, 2007, from $6,271,344 (70.6% of sales) for the three months ended September 1, 2006.  This decrease in dollars resulted from the reduced sales volume, but more importantly, the 2% improvement reflects a better mix of product sold, better efficiency in the factory and improved overall procurement procedures. Management has been very pleased with the results of controlled spending and operating efficiencies that have created benefits in garment pricing and conversion costs.

Gross Profit

Gross profit declined to $1,838,049 (31.4% of sales) for the current period, versus $2,605,032 (29.4% of sales) for the prior year’s period.  While total dollars decreased, as would be expected with lower sales, the margins themselves increased two points which is representative of operating metrics discussed in the paragraph above as implemented by the Company.

Operating and Other Expenses

General and administrative expenses decreased for the current quarter to $426,086 from $661,676 in the third quarter of 2006. The decline was caused by a decrease in wages due to staff reductions from the prior year period, lower legal fees, and the closing of the satellite sales offices in the prior period.

Royalty, commissions, and selling expenses are partially proportionate to sales, and also carry a fixed component for salaries, travel, leases and other sundry expenses of operating an in-house sales function.  These expenses for the three months ended August 31, 2007 were $719,607, versus $1,045,081 for the three months ended September 1, 2006. Expenses in 2007 are slightly higher as related to sales (12.3%, as compared to 11.8% for 2006) due to the increase of employees in the Sales department, as well as explorative costs of new sales and licensing opportunities. Royalties and commissions are lower due to the decrease in sales, and royalties in particular decreased due to the mix of product sales.  Typical royalty expenses range from eight to twelve percent depending upon license and product mix.  As expected sales volumes increase over the remainder of the year, leveraging of the fixed component of this expense will occur.

Corporate expenses for the three months ended August 31, 2007, increased only slightly to $269,226 as compared to $259,420 for the same period in 2006.   This change can be attributed to higher professional fees paid for investor relations and management advisory services.

Interest expense reflects the cost of borrowing on the line of credit and all short- and long-term debt.  The amount decreased to $156,797 for the three months ended August 31, 2007, from $237,636 for the three months ended September 1, 2006.  The decrease is attributable to a lower average outstanding balance and interest rate on the line of credit, as well as the repayment of the subordinated convertible notes, which created substantial amortized interest expense via a debt discount early in its inception.  These notes were repaid as of June 29, 2007, creating minimal remaining interest expense in the current quarter.

Other income or expense items totaled $37,512 of income for the three months ended August 31, 2007, as compared to $53,249 in expense for the three months ended September 1, 2006.  The net variation was caused primarily by the absence of banking fees that were included in last year’s figures, a gain on disposal of assets and economic development incentives earned.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items.  The provision for income taxes for the three months ended August 31, 2007 was $100,437, as compared to $128,053 for the three months ended September 1, 2006.

For the nine months ended August 31, 2007

Net Sales

Net sales decreased 37.2% to $11,641,458 for the nine months ended August 31, 2007, as compared to $18,550,417 for the nine months ended September 1, 2006.  The reasons described above in the analysis for the three months ended August 31, 2007 and those in the Company’s previously filed Form 10-Q’s, which are substantially similar to this quarter, explain the decline.

Cost of Sales

Cost of sales for the nine months ended August 31, 2007 totaled $8,217,214 (70.6% of sales), which represents a 36.3% decline from the prior year’s amount of $12,908,490 (69.6% of sales).  The reasons for this decline are the same as those explained above in the analysis for the three months ended August 31, 2007 and those in the Company’s previously filed Form 10-Q’s, which are substantially similar to this quarter.

Gross Profit

Gross profit for the current year-to-date period was $3,424,244 (29.4% of sales), as compared to $5,641,927 (30.4% of sales) for the prior year.  Across the year-to-date period, the absorption of fixed expenses and some higher garment costs create a larger impact over the current year’s lower sales base.  The improvement seen in margins across the third quarter illustrates the gains the Company has made working towards higher margins and more efficient operations.  As is customary with the Company’s seasonality, as volume improves so to does margin.  The improved margins are expected to continue into the fourth quarter.

Operating and Other Expenses

General and administrative expenses decreased on a year-to-date basis to $1,703,694 from $1,993,350 for the first nine months of 2006.  As with prior periods, the closing of satellite sales offices and lower freight-out costs are the primary factors for the change.

Royalty, commissions, and selling expenses for the nine months ended August 31, 2007 were $1,659,869, versus $2,208,674 for the nine months ended September 1, 2006.  While the selling expenses have increased with the addition of an internal sales force, royalties and commissions were down substantially due to the lower sales as well as revisions in the structure of the calculation of commissions.

Corporate expenses for the nine months ended August 31, 2007, equaled $834,370 as compared to $764,329 for the same period in 2006. The higher expenses largely related to professional fees as discussed above and included $300,000 of legal expense incurred for a settled lawsuit.  The settlement of the lawsuit involved no current payments by the Company, but will include the purchase of raw garments over the next twelve months in the aggregate amount of $225,000, which is not material to the operation of the business.

Interest expense decreased to $479,748 for the nine months ended August 31, 2007 from $580,627 for the nine months ended September 1, 2006. The decrease is attributable to substantially lower debt balances overall, which will be discussed in more detail under the Financial Position heading.

Other expense items totaled $23,036 for the nine months ended August 31, 2007, as compared to $106,750 for the prior year’s period.  As with the change in expense for the third quarter, as discussed above, the gain on sale of assets account for a most of the change, as well as the absence of certain banking fees that were present in the prior year.

The benefit for income taxes year to date for 2007 was $518,280, as compared to $2,982 for the nine months ended September 1, 2006, which pertains mainly to the increase in the pre-tax operating loss.

Financial Position, Capital Resources, and Liquidity – August 31, 2007 and December 1, 2006

At August 31, 2007, working capital was ($1,628,701), which is a decrease of $4,180,783 from working capital at December 1, 2006 of $2,552,082.  The decrease in working capital can be attributed to decreased trade receivables, increased inventory, and the reclassification of the deferred tax asset to non-current, coupled with increases in accounts payable, accrued expenses, and the line of credit balance from December 1, 2006.  However, the largest factor negatively affecting working capital was the reclassification of long-term debt owed to First Federal Savings Bank of Wabash to current liabilities, which resulted from the Company’s failure to meet loan covenants.  This reclassification totaled $3,054,032 of long-term debt and caused the working capital for the quarter to be negative by definition only.  Without this reclassification, working capital would have been $1,425,331. The covenant violations have been informally waived by the Bank, however under guidance contained in EITF 86-30, the Company was required to make this reclassification.  The Company’s business is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in the majority of the Company’s revenues being generated in the third and fourth quarters which generates the highest levels of trade receivable collections and trade payables payments due during the first quarter of the following year.

At September 1, 2006, working capital was $2,330,793.  The largest factors for the decrease from 2006 to the current year are lower cash, trade receivables, and reclassification of the current tax asset, along with higher accounts payable and accrued expense balances and the reclassification of certain long-term debt.

The Company’s cash on hand and in banks at August 31, 2007 was $25,677, as compared to $80,700 at December 1, 2006.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash used in operations in the nine months ended August 31, 2007, was $145,907 as compared to $2,172,620 of cash provided by operations for the nine months ended September 1, 2006.  The balance of cash used in operations related primarily to an increase in inventories and a decrease in accounts payable that was balanced out by a decrease in trade receivables.

Cash from investing activities produced a net inflow of $78,818 for the nine months ended August 31, 2007, as compared to a net cash outflow of $210,573 for the same period the prior year.  The positive variation resulted from a sale of embroidery equipment in 2007, which resulted in an $112,500 payment, as well as lower expenditures for both capital and intangible assets.  These disbursements totaled $33,682 in the current nine month period to date versus $215,273 in the year earlier period.

Cash for financing activities also produced a net inflow of $12,066 for the present year to date, as compared to a net cash outflow of $1,702,457 for the first nine months of 2006.  The principal cause for this change is substantially lower balances on the Company’s line of credit, which are the result of improved procurement policies and cash management.  Cash inflows due to the reduction of borrowings totaled $380,839, while principal payments on other notes amounted to $368,773.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by First Federal Savings Bank of Wabash. The credit facility has a maximum limit of $7,500,000 of which the Company has drawn $4,598,077 as of August 31, 2007. Cash availability from the revolving line of credit was $1,790,145 as of August 31, 2007 and $2,204,604 on September 1, 2006 as filed with National City during the Company’s month-end sales processing. The credit facility matures on January 31, 2009.  The First Federal Savings Bank Promissory Notes consist of four loans with an aggregate balance of $3,296,667 at August 31, 2007 payable in monthly installments of $41,292 of principal and interest.  The Company has made all payments on these loans timely.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 85% of eligible accounts receivable and 60% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at National City Bank’s published prime rate plus .25% (8.25% was the published rate at August 31, 2007) and reporting on certain quarterly financial covenants.  Accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one director collateralize the borrowings under the credit facility.  All payments have been timely made under this credit facility and the Company is within the borrowing base formula outlined above.

As of June 1, 2007, the Company was not in compliance with financial covenants contained in the credit facility referenced in the above paragraph, and has been informally advised by National City Bank that these violations will be waived with full reservation of rights so long as the Company meets revised and specific performance criteria, which as of the date of this Form 10-Q have not been finalized.  Additionally, First Federal Savings Bank of Wabash has informally agreed to the same waiver as National City Bank and on substantially similar terms.  Discussions with both banks have continued frequently throughout the third quarter and the Company continues to pay its bills in a timely manner.  It has not defaulted on any payments that are due anyone and does not anticipate doing so at the date of this Form 10-Q. The bank loans are within the borrowing base formula and specifically, the credit facility referred to in the above paragraph had an available balance of approximately $1.8 million as of August 31, 2007.  The Company’s use of this credit facility has been as it would have been under normal circumstances as if the covenant violations had not occurred. There are no covenants with any other lenders to the Company.

In accordance with EITF 86-30 and related guidance, the Company has evaluated the above referenced waivers and concluded that the related notes payable to First Federal Savings Bank of Wabash should be reclassified as current debt at this time.  This reclassification totaled $3,054,032 as of August 31, 2007.  The Company has carried the National City Bank credit facility as a current liability since its inception in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Agreement.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC principal partners are comprised of one director and two significant shareholders of the Company. As of August 31, 2007, interest expense on this loan totaled $10,743 and $32,229 for the three and nine months then ended, respectively, and accrued interest was $32,084.  As of September 1, 2006, interest expensed and accrued for this loan totaled $9,479 and $28,646, respectively, for the three and nine months then ended.  Under the terms of a subordination agreement among National City Bank, Next Investors, LLC and the Company, payments due under the agreement are to be suspended in the event of a default under the credit facility between National City Bank and the Company, and that upon notice from National City Bank to Next Investors, LLC, the terms of the subordinated loan agreement must be suspended and  Next Investors, LLC will not be able to declare a default, renegotiate the terms of the note, or otherwise take any action until such time as National City Bank declares the Company to be in compliance with a new agreement or has been paid in full by the Company.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. At August 31, 2007 the notes had been repaid in full.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from National City Bank since that loan charges interest at prime plus or minus one-quarter of one percent determined by the  Company’s performance against predetermined leverage ratios.  At $4.5 million, a 1% change in the prime rate would impact the Company by $45,000 depending upon the direction of the prime rate change.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time to time has pending various legal actions arising in the normal course of business.  Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, the Company entered into a Subscription Agreement with the following investors:  DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”).  Proceeds of this transaction were used in operations. The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors. At August 31, 2007 the notes had been repaid in full.

Item 5.   Other Information

(a)

Reports on Form 8-K

(1) A report on Form 8-K dated July 12, 2007, reporting earnings for second quarter.

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

October 12, 2007

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