Form 10-K
period 2007-11-30
NEXT INC/TN
filed 2008-02-15
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2007

Or

[     ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25247

NEXT, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.      Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act - Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No  ☒

The issuer’s revenue for the fiscal year ended November 30, 2007 was $20,217,810.

As of February 1, 2008 the aggregate market value of the Company’s common stock was approximately US $1,931,446 which value, solely for the purposes of this calculation, excludes common stock held by the Company’s affiliates, including major shareholders, officers, and directors. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of shares of the Issuer’s common stock issued and outstanding as of February 1, 2008 was 21,830,055.

FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believe,” “are of the opinion that,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1A, Risk Factors; the risks and uncertainties set forth below; economic and business conditions specific to the licensed and branded imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; our ability to effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our ability to maintain satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions, political instability and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

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

The Subsidiaries. Blue Sky and Next Marketing became indirect subsidiaries of the Company at the time of the Exchange and on December 27, 2002, following the merger between Sporting Magic, Inc. and Next, Inc., became wholly owned subsidiaries of the Company. Blue Sky and Next Marketing (and their respective predecessors) have been in existence since 1989 and 1997, respectively, and, prior to the Exchange, were owned and controlled by two of the Company’s principal stockholders. CMJ became a subsidiary of the Company on June 1, 2002 pursuant to the terms of an Agreement and Plan of Merger dated March 1, 2002, as amended on May 16, 2002 and May 15, 2003. On July 31, 2003, the Company acquired substantially all of the assets of Lil’ Fan, Inc., the right to sell all items previously sold by Stan Howard & Associates, and Stan Howard & Associates, Inc. through a subsidiary named Lil’ Fan. On October 31, 2004, the Company acquired substantially all of the assets of Choice International, Inc., the right to purchase goods through an international source, and the right to sell all items through a customer base previously sold by the principals through a subsidiary that is now Choice. On August 12, 2005, the Company acquired certain assets of Sports-2-Schools, LLC, the right to sell all items previously sold by Buck Swindle Associates, Inc. and the vendor number for a major customer through a subsidiary named S2S. On December 1, 2006, the Company merged CMJ, Lil’ Fan, S2S, and Blue Sky into Next Marketing to reduce the accounting and legal cost of maintaining these subsidiaries.

THE BUSINESS. The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded imprinted sportswear primarily through key licensing agreements in addition to the Company’s own proprietary designs.  Products are imported, outsourced and embellished in-house via both the screenprint and embroidery processes.

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

▪

Licensing agreements with Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others;

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, GRITS, Rivalfish, Chuck E. Cheese, and Ladies First.

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

OPERATIONS. The Company is one of the larger companies in the highly fragmented licensed imprinted sportswear industry. The Company has implemented its strategy of “The Total Solution Company” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•

High quality, imprinted sportswear. Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of costing, and effectively sourcing its products from international suppliers. The Company’s facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as: (a) for customized imprinted sportswear that, due to the uniqueness of the product, is not suited for the standardized long runs of offshore production, (b) for “hot market” reorders of just-in-time inventory such as for major sporting events, and (c) for demand that exceeds forecasts leading to the need for quick replenishment orders. The Wabash facility, with the capability to produce both imprinted and embroidered products, was designed to include a customized inventory management system with emphasis on automation of the manufacturing process effort, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to manage costs, shorten delivery time and enhance quality control of our products.

•

Excellent design and merchandising staff. We believe that licensed branded products are an established and significant growth category within our industry. The ability to deliver unique product offerings on a timely basis is key to the future success and expansion of our branded licensed revenue. The Company believes that it possesses one of the most creative and innovative design, merchandising and product development capabilities within the industry. The Company’s design and merchandising staff determines, in partnership with our customers, the product strategy and is responsible for creating innovative products for our branded license and proprietary products lines. Management believes that this partnership provides stability in the design environment and consistency in our product variety and offers our customers flexibility in their product selection and timeliness of product delivery. The Company has been successful in significantly reducing the time requirements needed for the design, sourcing and delivery of products to substantially less than the industry norm. This enables us to provide a wide variety of products with greater acceptability in the marketplace within a reduced lead-time. Our partnerships with key suppliers further enhance our ability to develop and deliver our distinctive and innovative products quicker.  In 2007, key suppliers included Linter Industries Corporation, Gildan Activewear SRL, and Delta Apparel, Inc.

•

Upscale brand identity. The Company offers a style of products that is built on quality and strong imagery. Our marketing themes revolve around college and university brands, motor sports, outdoor lifestyle, motorcycle biking, fishing, water sports, and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the retail level with specialized planograms and displays that present our lines as distinctive collections. The Company’s target is to mid tier, mass and specialty retailers. Our target customer enjoys casual settings, college and sporting activities, or relaxed weekend environments. We believe that our consumers are seeking a refined level of product quality and distinctiveness, and our designs, manufacturing standards and marketing are structured accordingly.

•

Customer “Just in Time” inventory. The Company has the capability to work with our customers to tailor purchase orders and inventory levels to create maximum efficiency for both parties.  By matching inventory mix to each customer’s location needs and tracking the location’s stock levels, the system creates new orders to maintain pre-approved quantities.  The system objective is to increase customer sell-throughs while maintaining stock levels to avoid out of stocks.

INFORMATION SYSTEMS. We employ a fully integrated, real-time management information system that is specifically designed for our industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, cost system, planning and control, and detailed perpetual inventory systems. As our production personnel track original purchases through various factory production phases, our merchandisers track sales in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. Our product development team utilizes sophisticated computer-aided design software to meet our customers’ design, collaboration and specification requirements. We also have a remote-order entry system for our sales force, allowing them to monitor and establish sales plans and communicate order specifics. Customer service personnel receive this uploaded information daily and have real-time access to inventory availability.

This information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2007, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

COMPETITION. The imprinted sportswear industry is highly competitive.  The Company believes there are over 7,000 high volume (defined as shops with annual gross sales over $500,000) screenprint and embroidery shops, and of that figure, only approximately 8% of them have gross annual sales of over $10 million.  Our primary distribution channels are highly fragmented with substantial competition from other distributors of imprinted sportswear. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which Management believes enhance the Company’s brands.

CUSTOMER BASE. The Company has made a concerted effort to expand its customer base. As a result of this effort, the Company has developed a diverse distribution network, ranging from national, large regional, specialty retail chains, corporate accounts, college bookstores, motor sports, souvenir and gift shops and golf shops.  However, in so doing, the Company has found that it needed to focus efforts toward refining its distribution channels and pricing policies. As a result, the Company found that it was necessary to turn away high volume, lower margin programs, which had the potential to turn into losses in an effort to have better distribution channels and retail programs while improving margins.

During the fiscal years of 2007, 2006, and 2005, approximately 75.2% ($15,205,208), 61.9% ($17,798,888), and 44.5% ($11,872,172) respectively, of the net sales of the Company were to its two largest customers.  While these trends do not seem to intuitively support an expansion of the customer base, they result because it has been necessary to decline business with the potential to be unprofitable, as discussed above.  The Company believes that this diversification, enrichment and expansion program will continue to produce more profitable results in the coming years and as sales volume in these programs increases, the leveraging of more profitable programs against a relatively fixed expense and infrastructure will become more apparent.

The following represent a cross section of the Company’s customers segregated by distribution channel:

National Retail Merchants:	Kohl’s, Sears, K-Mart, Dillard’s, J.C. Penney, Belk, Wal-Mart
Specialty Retailers:	Dollar General, Sam’s Wholesale Club, Boscov’s, Gordmans, Cracker Barrel
Sporting Goods Chains:	Sports Fan, Academy, Football Fanatics, Scheels Sports, Global Sports International, NIKCO Sports, Wings Sportswear
Corporate Accounts and College Book Stores:	Campustown, ND Events, Rivals.com, Alumni Hall, Gym Rats
Motor Sports:	Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, Ford®, and motorcycle dealers and gift shops
E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industry in which the Company competes is highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that include the following:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas.  The Company believes that royalties from sports licenses produce over $500 million on approximately $13.2 billion in retail sales, making sports licenses the second highest producer of royalty revenues.  Additionally, apparel and headwear items, such as those designed and embellished by the Company, make up over 60% of retail sales for collegiate licenses.  These two types of licenses make up a large percentage of the Company’s sales base, and based on the popularity of these items Management believes there is room for growth and expansion in the marketplace.  The Company is constantly working to expand its licensing program to gain an advantage in the competitive licensed imprinted sportswear business.

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

Strategic Mergers and Acquisitions. In addition to organic growth, the Company also plans to grow through selective strategic acquisitions. Management believes that there are a number of quality acquisition candidates that could enable the Company to expand and diversify its presence in the marketplace. The Company’s key acquisition criteria include: proven financial success, diverse or complementary customer base, complementary seasonality of the business, a reputation for quality in the marketplace and an opportunity to leverage operations.

Imprinted Sportswear Industry. The imprinted sportswear industry is a niche industry that entails value added embellishment (embroidering or screenprinting) of various apparel. The items that are imprinted include: headwear, polo shirts, short and long-sleeve tee shirts, fleece wear and sweat pants. The imprinted sportswear is sold primarily through traditional and specialty retailers ranging from large national and regional chains to sporting goods stores, casinos, golf and tennis pro shops, souvenir shops and sports stadiums.

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

SUPPLIERS. The Company sources a significant portion of its products through suppliers with international relationships. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.  In 2007, key suppliers included Linter Industries Corporation, Gildan Activewear SRL, and Delta Apparel, Inc.

SEASONALITY. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.

EMPLOYEES. As of February 1, 2008, the Company had approximately sixty-seven full time and four part-time employees. We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND REFINANCING. On November 21, 2007, the Company signed an amendment to its credit facility with National City Bank.  Pursuant to the amendment, the Bank waived any violations of the financial covenants prior to date of the amendment, the maturity date of the Company’s line of credit facility was changed to November 30, 2008, the advance rate on eligible raw materials was decreased to 55% from 60%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA plus equity or subordinated capital injections.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

The Company’s previous credit facility with National City Bank was entered into on January 31, 2007 with a two year term.  That agreement increased the total line of credit to $7,500,000, decreased the interest rate to prime plus or minus .25% (depending on certain financial ratios), increased the advance rates on accounts receivable to 85%, and established new quarterly financial covenants.

During the 2006 fiscal year, the Company’s credit facility agreement with National City Bank provided for draws up to the sum of 80% of eligible accounts receivable and 60% of eligible raw materials and eligible finished goods inventory. In addition, the credit facility agreement provided for interest at prime rate plus 1.5%.

On November 19, 2007, the Company entered into a Securities Purchase Agreement with C. W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  The Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of Warrant Shares issuable upon exercise of the Warrant are subject to adjustment as provided in the Warrant.  Under the terms of the Purchase Agreement, the Purchaser has certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2008. Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company. As of November 30, 2007, interest expensed and accrued for this loan totaled $42,408 and $26,714, respectively. As of December 1, 2006, interest expensed and accrued for this loan totaled $39,389 and $10,743, respectively.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and were fully subordinated to the Company’s senior lenders. The Notes were convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company filed a registration statement with the Securities and Exchange Commission for the offer and sale to the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  When the notes were paid in full as of November 30, 2007, six payments had been made in stock and six payments in cash.

On September 30, 2005, the Company refinanced the credit facility for its main plant in Wabash, Indiana at Crossroads Bank (name changed from First Federal Savings Bank of Wabash) in the amount of $3,225,809, which paid off the original loan of $2,672,922 due in January 2006, the warehouse loan of $365,479, and an equipment loan of $155,469.  These balances include accrued interest.  Also included in the new loan were loan origination fees of $31,939.  The interest rate is 7% and the note matures on October 15, 2020.

Pursuant to the terms of an Asset Purchase Agreement (the “Agreement”), dated August 12, 2005, by and among S-2-S Acquisition Corporation (a wholly owned subsidiary of the Company), Sports-2-Schools, LLC,  and Buck Swindle Associates, Inc., the Company, through a subsidiary, acquired certain assets of Sports-2-Schools, LLC and the right to sell all items previously sold by the principals. Sports-2-Schools, LLC’s customers, distribution networks, and vendor number diversify, complement, and bolster the Company’s existing customer and distribution base. The Company, during fiscal 2005, fully integrated the operations of Sports-2-Schools, LLC into the operating facility located in Wabash, Indiana (see NOTE 15 of the Notes to Consolidated Financial Statements contained elsewhere in this document).   As consideration for the above described acquisition, the Company issued 50,000 shares of its common stock, with up to an additional $575,000 worth of shares of its common stock to be issued on a deferred basis if certain financial targets are achieved, and up to $600,000 in cash pursuant to an earn-out arrangement.  No payments were made in fiscal year 2007 or 2006 as part of the earn-out arrangement.  As additional consideration, the Company paid $50,000 to Buck Swindle Associates, Inc. and forgave $205,500 of accounts receivable indebtedness to the Company.  The Company also assumed $172,000 of debt of Sports-2-Schools, LLC which was paid off in October 2005.  The shares were issued to the shareholders of Sports-2-Schools, LLC, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The transaction was negotiated with the shareholders, who were a small group of sophisticated investors knowledgeable about the Company.

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

Future Acquisitions. The Company has an ongoing effort to engage in discussions with various potential merger and acquisition targets and expects to grow through strategic acquisitions of complimentary businesses. Management believes that additional acquisitions by the Company will allow it to further diversify its customer and distribution base, lessen its current dependence on large customers, and enhance stockholder value. The Company is not presently a party to any definitive agreements with respect to any acquisitions and there can be no assurances that any acquisition will be accomplished in the near future or at all.

Business Developments.  Business developments in fiscal years 2007 and 2006 include:

•

On November 5, 2007, the Company announced an exclusive letter of intent to produce and market the “Ladies First” apparel line.

•

On October 18, 2007, the Company announced a one year renewal of their Ford licensing program.

•

On March 15, 2007, the Company announced the resignation of Chief Financial Officer Charles L. Thompson and the appointment of David O. Cole to the position.

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

ITEM 1A.    RISK FACTORS

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

Dependence Upon Key Customers. Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. The Company has made a concerted effort to expand its customer base. The acquisition of CMJ, which sells to over five hundred specialty retailers, and the introduction of major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 9,000 auto dealers are two components of this expansion. The acquisition of Lil’ Fan also expanded the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers are complementary to the Company and do not overlap with existing customers. The acquisition of S2S also expands the Company’s customer base to a large national retailer to which the Company has previously not sold merchandise. As a result of this effort, the Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. The recent addition of the Ladies First license on February 7, 2008 is an example and a direct result of the effort to expand the customer base into distribution channels not presently reached and even out the seasonality of the college licensed imprinted sportswear business.  If the Company is unable to sustain this expansion of its customer base or if it is unable to maintain its customer base it could have a negative impact on its financial condition and results of operations.

Consolidation in the Retail Industry.  In recent years, the retail industry has experienced consolidation and other ownership changes.  In the future, retailers may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the department store retail industry, including: consolidating their operations, undergoing restructurings or reorganizations, or realigning their affiliations.  These situations may concentrate our credit risk in a smaller number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid timely or at all.

Litigation and Legal Expenses.  The Company is from time to time party to claims and litigation proceedings.  Such matters are subject to many uncertainties and the Company cannot predict with confidence the outcomes and ultimate financial impacts of them.  There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure.  Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s financial position and results of the operations.

Cash Shortfalls.  We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations.  Because our business is seasonal, our borrowings under the Company’s revolving credit facility usually fluctuate during the year, generally peaking during August through November.

Our ability to generate cash to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of our products, pressure from competitors and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section).  Many of these factors are beyond our control.  Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our credit facility.  If we do not have enough cash to pay our credit facility, we may be required to amend it, refinance it, sell assets, incur additional indebtedness or raise equity.  We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

Credit Facility Financial Covenants.  Restrictive covenants in our credit facility may restrict our operational flexibility.  Our ability to comply with these restrictions depends on many factors beyond our control.  Our credit facility includes certain covenants that, among other things, limits or restricts our ability to:

•

incur or guarantee additional debt,

•

incur liens,

•

pay dividends, repurchase stock or make other distributions,

•

change our fiscal year-end,

•

make material changes to executive management,

•

sell, lease, or otherwise dispose of a substantial part of its assets,

•

make loans and investments,

•

enter into consolidations or mergers, and

•

enter into transactions with affiliates.

Our credit facility may also limit our ability to agree to certain change of control transactions, because a “change in control” (as defined in the Credit Facility) will result in an event of default. A breach of any of the covenants or restrictions contained in our credit facility could result in an event of default under it in which case the amounts outstanding under our credit facility could be declared immediately due and payable.  If the payment of indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

Interest Rate Risk.  The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from National City Bank since that loan charges interest at prime plus or minus one-quarter of one percent determined by the  Company’s performance against predetermined leverage ratios.  At $4.5 million, a 1% change in the prime rate would impact the Company by $45,000 depending upon the direction of the prime rate change.

Possible Need For Additional Financing/Capital. The Company is highly leveraged. Based upon the Company’s current level of operations and anticipated growth, the Company believes that cash flows from operations, together with its working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service. However, with the Company’s planned expansion and potential for additional acquisitions, the Company could be required to obtain additional financing and/or capital, by private placement or in the public markets, to satisfy its requirements. There can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors. If we cannot obtain adequate funds on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

Limited Trading Market For Common Stock. The Company’s common stock is quoted on the National Association of Securities Dealers’ OTC Bulletin Board. There may be a limited trading market for the common stock.

Volatility Of Common Stock’s Market Price. The market price of the common stock is more volatile than the price of common stock of more established companies, because of the limited number of shareholders and the low volume of trading.  In addition, the price is subject to a variety of factors, including the business environment; the operating results of companies in the industries we serve; future announcements concerning the Company’s business or that of its competitors or customers; the introduction of new products or changes in product pricing policies by the Company or its competitors; litigation matters; changes in analysts’ earnings estimates; developments in the financial markets; quarterly operating results; and perceived dilution from stock issuances for acquisitions and other transactions. Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

No unresolved staff comments exist, to the best of the Company’s knowledge, as of the filing of this report 10-K.

ITEM 2.

 PROPERTIES

The Company’s executive office is located in leased office space in Chattanooga, Tennessee, under a lease for approximately 2,000 square feet that currently expires in 2009. The rental cost for this facility is $1,800 per month. The Company purchased warehouse space in Wabash, Indiana in 2005 for a cost of $365,000, which was financed by Crossroads Bank (name changed from First Federal Savings Bank of Wabash) and renovated for inventory utilization. The purchase of this warehouse allowed the Company to consolidate its inventory from two leased warehouse facilities that cost $11,500 per month. The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (the “Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition. At November 30, 2007, the Company was also leasing additional warehouse space located near the Operating Facility, at a cost of $2,6750 per month, to assist with inventory management during the Company’s peak season.  Management believes that its existing owned and leased facilities are adequate to meet the Company’s needs for the foreseeable future.  Additional space may be leased on a month-to-month basis during peak inventory and production times as deemed necessary by Management.

ITEM 3.

LEGAL PROCEEDINGS

The Company has pending various minor legal actions arising in the normal course of business. Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Board of Directors has established February 1, 2008 as the record date and plans to hold its annual stockholder meeting on March 20, 2008 in accordance with the Bylaws of the Company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is quoted on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol NXTI.OB.  The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Low	High
2008 Fiscal Year
First Quarter (through February 1, 2008)	$ 0.12	$ 0.20
2007 Fiscal Year
First Quarter	$ 0.42	$ 0.60
Second Quarter	$ 0.29	$ 0.46
Third Quarter	$ 0.20	$ 0.33
Fourth Quarter	$ 0.13	$ 0.24
2006 Fiscal Year
First Quarter	$ 0.58	$ 0.92
Second Quarter	$ 0.43	$ 0.69
Third Quarter	$ 0.40	$ 0.62
Fourth Quarter	$ 0.40	$ 0.60

Holders.  As of February 1, 2008, there were approximately seven hundred registered holders and one thousand beneficial holders of the Company’s common stock.

Dividends.  The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that the Company will pay cash dividends in the foreseeable future.  The Company has a covenant in the loan agreement with its primary lender that stipulates it cannot pay dividends on common stock.

Recent Sales of Unregistered Securities.  On November 19, 2007, the Company entered into a Securities Purchase Agreement with C. W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  The Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of Warrant Shares issuable upon exercise of the Warrant are subject to adjustment as provided in the Warrant.  Under the terms of the Purchase Agreement, the Purchaser has certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,184 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes were convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  When the notes were paid in full as of November 30, 2007, six payments had been made in stock and six payments in cash.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  There were no stock repurchases made during the fiscal years ended 2007 or 2006.

Equity Compensation Plan Information.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Comparison of Total Return among Next, Inc., Peer Group, and NASDAQ Composite Index.  Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, on our Company’s common stock with (1) an apparel/textiles peer group and (2) the NASDAQ Composite Index.

	2003	2004	2005	2006	2007
Next, Inc.	$100.00	$123.08	$65.38	$43.85	$15.38
Peer Group (1)	100.00	117.23	121.57	164.47	176.05
NASDAQ Composite	100.00	104.66	111.45	121.38	132.82

(1)

Peer group companies used were:  Gildan Activewear, Inc., Big Dog Holdings, Inc., VF Corporation, Columbia Sportswear Company, and Nike, Inc.  Companies were selected for the peer group based on industry, so that the group would represent the various areas in which Next, Inc. operates, including wholesaling, embellishment, and sales of licensed apparel.

The Performance Graph assumes that $100 was invested in the common stock of our Company and comparison groups on November 30, 2003, or the closest trading day thereto, and that all dividends have been reinvested.

ITEM 6.

  SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data for the fiscal years ended 2007, 2006, 2005, 2004, and 2003 from our audited consolidated financial statements and related notes.  You should read this data together with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K. The results of operations for 2005 include the revenues of S-2-S Acquisition Corporation of $223,764 from August 12, 2005, the date of its acquisition.

	Fiscal year
	2007	2006	2005	2004	2003
Net sales	$ 20,217,810	$ 28,767,253	$ 26,677,155	$ 21,518,753	$ 20,873,989
Cost of sales	13,990,331	20,641,860	19,974,842	14,892,346	14,461,801
Inventory write off	—	—	703,948	—	—
Gross profit	6,227,479	8,125,393	5,998,365	6,626,407	6,412,188
Gross profit percentage	30.8%	28.2%	22.5%	30.8%	30.7%
Operating and other expense:
Operations expense	2,277,819	2,754,244	2,762,502	2,241,108	2,210,045
Royalties, commissions, and other selling expense	2,919,381	3,453,829	2,763,434	2,680,462	2,211,593
Corporate expense	1,109,474	1,017,632	973,880	1,026,774	1,062,764
Operating income (loss)	(79,195)	899,688	(501,451)	678,063	927,786
Interest expense	683,304	815,960	645,891	493,588	455,839
Other (income) expense	6,355	12,959	(21,250)	601,350	10,764
Income (loss) before income taxes	(768,854)	70,769	(1,126,092)	(416,875)	461,183
Provision (benefit) for income taxes	(297,768)	24,232	(445,372)	(136,085)	182,356
Net income (loss)	$ (471,086)	$ 46,537	$ (680,720)	$ (280,790)	$ 278,827

Balance sheet data (at year-end)
Working capital	2,076,948	2,552,082	2,221,599	2,692,892	1,188,907
Total assets	20,851,262	20,758,923	21,817,846	21,032,812	17,422,287
Long-term obligations, less current (1)	2,838,151	3,535,785	3,545,911	3,474,142	3,047,205
Common stockholders’ equity	7,881,903	7,702,172	8,061,133	6,218,092	4,267,795

(1) While the revolving credit facility was classified as long-term debt in the fiscal years of 2004 & 2003, here it has been considered current (and therefore part of the working capital computation) to conform to present classifications.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believe”, “anticipate, “estimate”, “expect”, “are of the opinion that” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

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

In assessing the Company’s performance, Management focuses on (a) increasing revenues primarily through enhancing its licensing programs and (b) protecting such revenues by profitably diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily by internal cost controls and through purchases of raw materials at lower costs. Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

RESULTS OF OPERATIONS.   While 2007 net sales have reflected the difficulties the retail apparel industry has experienced, the following discussion of results of operations clearly show an improvement in the Company’s gross profit margin and as well as an improvement in fixed expense management.

The following table discloses certain financial information for the years ended November 30, 2007, December 1, 2006, and November 30, 2005, respectively, expressed in percentages of total revenue.  You should also refer to the consolidated statement of operations presented above in “Item 6. Selected Financial Data” when reviewing the financial analysis and discussion presented below.

	Fiscal year ended
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.2	71.8	74.9
Inventory write off	—	—	2.6
Gross profit	30.8	28.2	22.5
Operations expense	11.3	9.6	10.4
Royalties, commissions, and other selling expense	14.4	12.0	10.4
Corporate expense	5.5	3.5	3.7
Interest expense	3.4	2.8	2.4
Income (loss) before income taxes	(3.8)	0.2	(4.2)

For the fiscal year ended November 30, 2007

NET SALES.  Net sales decreased 29.7% to $20,217,810 for 2007 from $28,767,253 for 2006.  The decrease was pervasive, affecting the Company’s entire customer base.  The retail industry, in general, experienced little to no growth across the country and worldwide.  When viewed in detail, the apparel segment of the retail industry is the most commodity-oriented and because the Company’s product offerings are basic in orientation as opposed to higher-fashion oriented offerings, and because the mass and mid-tier distribution channels are such a large part of the Company’s business model, these results are not surprising.  Multiple factors of an overall stagnant economy have contributed to shifts in consumer spending that have negatively impacted the Company’s sales volume.  Furthermore, mass and mid-tier retailers rely on imported garments from larger suppliers to a significant degree.  Since these imports require longer lead times, it is easier for them to control purchases from domestic producers.  This is the space in which the Company operates.  Moving forward, and based upon present economic forecasts, this may benefit the Company, since 2008 will likely see reduced buying plans by these retailers for imported goods.

COST OF SALES. Cost of sales was $13,990,331 or 69.2% of the Company’s net sales for 2007 compared to $20,641,860 or 71.8% for 2006. Cost of sales is driven in relation to volume, therefore the lower sales produced a lower cost of sales, but also reflects progress that was made and is evident in lowering these costs as a percentage of sales to increase gross profit.  The Company continually reviews and monitors its process inputs on a weekly basis and strives to keep those inputs “right-sized” for the expected output.  It also attempts to optimally balance its sources of procurement and supply of goods against its need for flexibility and the ability to chase new orders and replenish old ones. Additionally, the Company has found that it needed to focus efforts toward refining its distribution channels and pricing policies. As a result, the Company found that it was necessary to turn away high volume, lower margin programs, which had the potential to turn into losses in an effort to have better distribution channels and retail programs while improving margins.

GROSS PROFIT. Gross profit was $6,227,479 or 30.8% of the Company’s net sales for 2007 compared to $8,125,393 or 28.2% for 2006.  The improvement in gross profit margin is a result of the discussion above on Cost of Sales.

OPERATING AND OTHER EXPENSES. Operating and other expenses consist of royalties and commissions, salaries, office cost, travel, freight-out, insurance, utilities, depreciation, amortization, and other general services cost.

Operations expenses were $2,277,819 (11.3% of net sales) for 2007 compared to $2,754,244 (9.6% of net sales) for 2006.  The quantitative decrease can be attributed to lower wages, freight-out, and outside services expense, as well as overall cost control measures.  The relative increase as a percentage to sales is a result of certain fixed costs that were spread against a lower sales volume.  These expenditures also necessarily included legal expenses of a non-recurring nature that totaled $259,514 during the year to defend a frivolous lawsuit brought on by a vendor for breach of contract which management believed to have no merit.  The courts found the largest part of the claim to be unfounded and the remaining issues were settled out of court in June 2007.  The settlement was to purchase goods of not less than $225,000 from the vendor at competitive cost and quality over the next twelve months.  Legal expenses pertaining directly to operational issues are charged to operations, rather than corporate expense.

Royalty fees associated with licensing agreements were $1,984,468 or 9.8% of sales in 2007 and $2,488,951 or 8.7% of sales in 2006. While lower sales contributed to lower royalty fees, the higher percentage is a result of product mix (national-appeal schools which tend to have higher rates) and a trend toward increasing royalty rates.  Commission expenses were $392,907 or 1.9% of sales in 2007, and $649,906 or 2.2% in 2006, which decreased both due to lower sales and greater utilization of the Company’s internal sales force. Other sales expenses in 2007 were $542,006, up from $314,972, which is caused by a full year of salaries and related expense for the Company’s new internal sales office which was set up in May of 2006.

Corporate expense consists of full-time personnel, corporate and customary legal services, accounting fees, and investment professionals.   These costs increased in 2007 to $1,109,474 from $1,017,632 in the prior year, mostly due to wages and professional fees paid for investor relations and management advisory services.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $683,304 in 2007, compared to  $815,960 for 2006.  The decline in expense can be explained by lower interest rates and average balances on the line of credit, as well as the extinguishment of the subordinated debt which carried a higher interest rate.

Other expenses are made up of sundry miscellaneous items and in 2007 were $6,355, down from $12,959 in 2006.

PROVISION FOR INCOME TAXES. The Company recognized a tax benefit of $297,768, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences.  The provision in 2006 totaled $24,232 due to a positive net income. The Company believes the deferred tax asset is fully realizable based on estimates of future profitability within the carryforward period currently allowed.

For the fiscal year ended December 1, 2006

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

GROSS PROFIT. Gross profit was $8,125,393 or 28.2% of the Company’s net sales for 2006 compared to $5,998,365 or 22.5% in 2005. The improved margin of $2,127,028 or 5.7% of sales from 2005 to 2006 are as follows: one time inventory adjustment of $703,948 which related to 2005; and $1,423,080 which relates to pricing, reduced production cost, and better sourcing of garments.

          OPERATING AND OTHER EXPENSES. Operations expenses were $2,754,244 (9.5% of net sales) for 2006 compared to $2,762,502 (10.4% of net sales) for 2005. These are general and administrative expenses which decreased by $8,259 in 2006 over 2005. The decrease was primarily related to closure of two satellite offices during 2006. Operating and other expenses consist of: salaries, office cost, travel, freight-out, insurance, telephone, depreciation, amortization, and other general services cost.

Royalty fees associated with licensing agreements was $2,488,951 or 8.7% of sales in 2006 and $1,938,473 or 7.3% of sales in 2005. The increase in fees is the result of the increased volume of sales of licensed products in 2006, which is the Company’s primary sales and marketing focus, and decrease in private label business. Commission expenses were $649,906 or 2.2% of sales in 2006, and $824,961 or 3.1% in 2005, which decreased due to a change in sales force from external commission based personnel to internal employees. Other sales expenses in 2006 were $314,972, which is made up of salaries and related expense for the Company’s new internal sales office which was set up in May of 2006.

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

Other expenses in 2006 of $12,959, primarily relates to several expense and income items, as follows:  gain on sale of intangibles, $142,500; receipt of Wabash County incentive payment, $50,000; loss on disposal of assets, $48,310; fees related to banking transactions, $115,000; amortization of fees related to the subordinated note holders, $38,872; and amortization of other non-operating expense of $6,426.  Other income in 2005 of $21,250, primarily relates to the receipt of Wabash County incentive payment of $50,000, net of $28,750 of amortization cost.  The Wabash County incentive agreement is with Wabash County, Indiana, where the Company’s manufacturing facility is located, to receive $50,000 per year based on the maintenance of certain employment levels that provide economic benefit to the community, for a 6 year period which became effective November 30, 2003.

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

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY.   At  November 30, 2007, working capital was $2,076,948, which is $475,134 lower than the working capital of $2,552,082 at the end of 2006 despite a very large increase in inventory of $1,264,712 caused by slower than anticipated retail apparel sales.  This increase in inventory was principally offset by an increase in the Company’s working capital line of credit of $1,426,865.  The reduction in accounts receivable of $295,706 accounts for substantially all of the remaining balance of the working capital decrease.

Liquidity and Capital Resources. The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by Crossroads Bank (name changed from First Federal Savings Bank of Wabash). At November 30, 2007, $5,644,103 of the credit facility had been drawn upon.  The Company and National City Bank amended the credit agreement on November 21, 2007.  Pursuant to the amendment, the Bank waived any violations of the financial covenants prior to date of the amendment, the maturity date of the Company’s line of credit facility was changed from January 31, 2009 to November 30, 2008, the advance rate on eligible finished goods and raw materials was decreased to 55% from 60%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate at November 30, 2007 was 7.75%), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA plus equity or subordinated capital injections.

The Crossroads Bank (name changed from First Federal Savings Bank of Wabash) Promissory Notes consist primarily of one loan, originally in the amount of $3,225,809 payable in monthly installments of $29,263 of principal and interest with maturity on October 15, 2020.  The balance on that loan as of November 30, 2007 was $2,850,890.  Three other smaller loans, as detailed in the Notes to the Financial Statements contained elsewhere in this Form 10-K, total $264,284 and have varying maturity dates and interest rates.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures.  The Company had a net loss of $471,086 in 2007, which caused an outflow in cash compared to the net income in 2006 of $46,537.  Cash used in operating activities in 2007 totaled $1,127,730, as compared to cash provided by operating activities in 2006 of $2,252,886.  The biggest factors in the difference of $3,380,616 are increases in inventory and a net decrease in accounts payable as offset by accounts receivable.   Additionally the Company raised $500,000 of new equity during the year (discussed below), which offset the interplay between the receivables and the payables  The Company also sold idle and unnecessary equipment during the year and limited capital expenditures.  Finally, the executive management of the Company voluntarily deferred one-half of their compensation from mid-April until September to alleviate strain on cash flow, at which time such deferrals were repaid without interest.  The Company’s business is seasonal in nature, with 60-70% of sales falling into the last six months of the year and 80% of its profitability falling into the last three months of the year.

On November 19, 2007, the Company entered into a Securities Purchase Agreement with C. W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  The Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of Warrant Shares issuable upon exercise of the Warrant are subject to adjustment as provided in the Warrant.  Under the terms of the Purchase Agreement, the Purchaser has certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.

The following table represents the contractual commitments of the Company as of November 30, 2007:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving Credit Facility	$5,644,103	$5,644,103	$ —	$ —	$ —
Long-Term Debt	3,415,174	577,023	482,658	393,352	1,962,141
Operating Leases	25,200	21,600	3,600	—	—
Total Contractual Cash Obligations	$9,084,477	$6,242,726	$486,258	$393,352	$1,962,141

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Our significant accounting policies are described in NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.  Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Allowances are also included for certain customers with contractual agreements, which covers advertising allowance, broadcast optimization, and defective goods and other returns.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. Credits for returns and other customer concerns are only issued after proper documentation and support is obtained by the Company.

Revenue Recognition.  The Company recognizes revenue when all of the following conditions are met: persuasive evidence of an agreement exists, the product has been shipped and legal title and all risks of ownership have been transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenues are reduced for estimated product returns, allowances and price discounts based on past experience.

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. As of November 30, 2007, the Company has determined that a valuation allowance is not necessary.

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. In assessing the recoverability of our investments in intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such assets not previously recorded.  Additionally, as of December 1, 2006, the Company consolidated these subsidiaries into one reporting entity to simplify accounting and legal matters.  Management felt that the Company’s benefit from each one of the acquisitions had become indistinguishable as the sales and marketing efforts of the Company are organized in a fashion to sell all products to all customers.  This consolidation is consistent with SFAS 142 as related to reorganization of reporting structure and mirrors what has happened in operations; therefore, going forward impairment will be measured on the combined operating entity for all investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) .  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”.  The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s November 28, 2008 fiscal year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s November 27, 2009 fiscal year end.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates and has begun a detailed review of its internal control environment.   Additionally, at February 1, 2008, the Securities and Exchange Commission was evaluating an additional one year extension that was in the comment phase and expected to be approved in the coming months.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk.  The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from National City Bank since that loan charges interest at prime plus or minus one-quarter of one percent determined by the  Company’s performance against predetermined leverage ratios.  At $4.5 million, a 1% change in the prime rate would impact the Company by $45,000 depending upon the direction of the prime rate change.

Foreign Currency Exchange Rate Risk.  The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part IV, Item 15(a)(1) of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

ITEM 9B.      OTHER INFORMATION

There is no other information, to the best of the registrant’s knowledge, that should be disclosed or included in this Form 10-K.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers. The following table sets forth the name, age, positions, and offices or employments as of February 1, 2008, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
Robert M. Budd	51	President, Chief Executive Officer, and Director
David O. Cole	55	Chief Financial Officer and Secretary
Salvatore Geraci	61	Director
Ronald J. Metz	49	Chairman and Director
Dan F. Cooke	59	Director
Charles W. Reed	61	Director

Robert M. Budd, President, Chief Executive Officer, and Director. Mr. Budd joined Next as the President and Chief Executive Officer of the Company effective November 16, 2005. He spent the last six years as founding partner of TBA Management Services, a consulting firm specializing in management advisory services. While with TBA, he worked with both public and private companies, fulfilling the roles of both chief executive officer and chief operating officer. Mr. Budd was elected as a Director of the Company at the annual meeting on October 24, 2006.

David O. Cole, Chief Financial Officer and Secretary.  Mr Cole has been with the Company as Chief Financial Officer since March 15, 2007.  He previously spent six years as a founding member with Wellspring Resources LLC, a consulting firm specializing in corporate financial management and interim executive services.  Prior to his time with Wellspring, Mr. Cole was the Chief Financial Officer of Lincoln Foodservice Products, Inc.

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

Charles W. Reed. Mr. Reed has a diverse background including experience with management, turnarounds, marketing, customer relationships, and manufacturing distribution.  He formerly worked with Escalade, Inc. as President, COO, CEO, and director.  He was appointed as a Director of the Company on November 8, 2007.

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

Compliance with Section 16(a) of the Exchange Act.  The information found in our 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

Principal Executive and Financial Officer Code of Ethics. The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning compensation paid or accrued to our executive officers, and highly compensated employees for services rendered to the Company during the fiscal years ended  November 30, 2007, December 1, 2006, and  November 30, 2005.  Charles L. Thompson resigned as Chief Financial Officer on March 15, 2007, and was replaced by David O. Cole.  Mr. Thompson remains an employee under a consulting agreement.  Robert Budd became Chief Executive Officer effective November 16, 2005.  William B. Hensley III retired as Chief Executive Officer effective November 15, 2005.  Salaries and other annual compensation shown for Stanley Howard, Mark Scyphers, and Bill Steele reflect partial year payments in 2006, as these individuals were no longer employed by the Company after the respective satellite sales offices were closed.

	Annual Compensation				Long Term Compensation
				Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus/ Commissions ($)	Other Annual Comp ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Comp. ($)
Robert Budd, President & CEO	2007 2006 2005	$ 150,000 $ 150,000 $ 6,250	— — —	$ 9,000 $ 6,750 —	— — —	— — 100,000	— — —	— — —
William B. Hensley III, CEO, President, COO	2005	$ 90,000	—	$ 9,000	—	—	—	—
Charles L. Thompson, EVP & CFO	2007 2006 2005	$ 64,583 $ 115,000 $ 108,333	— — —	$ 3,000 $ 9,000 $ 12,000	— — —	— — 337,500	— — —	— — —
David O. Cole, CFO and Secretary	2007	$ 93,421	—	$ 8,500	—	—	—	—
David Gleason, VP Sourcing and Operations	2007 2006 2005	$ 102,212 $ 115,000 $ 115,000	$ 4,251 $ 13,254 —	$ 9,000 $ 9,000 $ 9,000	— — —	— — 20,000	— — —	— — —
Richard Talbert, VP Operations (2)	2007 2006 2005	$ 100,000 $ 100,000 $ 16,666	— — —	$ 5,400 — —	— — —	— — 100,000	— — —	— — —
Stanley Howard, VP Sales	2006 2005	$ 53,473 $ 100,000	— —	$ 3,500 $ 8,400	— —	— —	— —	— —
Mark Scyphers, Choice Int’l Exec.	2006 2005	$ 33,334 $ 110,000	— —	$ 3,250 $ 7,800	— —	— —	— —	— —
Bill Steele, Choice Int’l Exec.	2006 2005	$ 9,167 $ 110,000	— —	$ 650 $ 7,800	— —	— —	— —	— —
Ross Litz, VP Sales & Merchandising	2007 2006	$ 112,500 $ 65,625	$ 73,295 $ 97,456	$ 8,400 $ 4,900	— —	— —	— —	— —
Joseph Ferragina, EVP Sales & Marketing	2007 2006	$ 112,500 $ 65,625	$ 73,295 $ 97,456	$ 8,400 $ 4,900	— —	— —	— —	— —

(1)

Automobile allowance

(2)

Mr. Talbert resigned as of January 18, 2008

Option/SAR Grants. No stock options were issued to the named executive officers during the fiscal years 2007 or 2006.  The following table lists the stock options issued in 2005:

Name	Number of Securities Underlying Options/SAR’s Granted (#)	% of Total Options/SAR’s Granted to Employees In Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Robert Budd	100,000	9.6%	$0.85	11/30/2015
Charles L. Thompson	50,000	4.8%	$1.50	12/17/2009
Charles L. Thompson	287,500	27.7%	$0.85	11/30/2015
Dan F. Cooke	287,500	27.7%	$0.85	11/30/2015

Compensation of Directors.  As compensation for their services as members of the Board of Directors, the Company issued two independent Board member options to purchase 20,000 shares of the Company’s common stock each, and the independent Board chairman options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share in December of 2004. These options are exercisable in full and expire December 17, 2009. One new Board member, added in October of 2005, was granted options to purchase 287,500 shares of the Company’s common stock at an exercise price of $0.85 per share in November 30, 2005, which are exercisable in full and expires November 30, 2015.  The outside Directors are also paid a fee of $1,250 per quarter or $5,000 per year. Of the five directors of the Board, the Board has determined that four directors were independent under the requirements of Rule 10A-3 under the Exchange Act during 2007. The board member who is an executive of the Company receives no additional compensation in excess of his management remuneration. One director, Mr. Cooke, receives a monthly automobile allowance of $1,000 and a monthly stipend for additional management advisory services in the amount of $5,000.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock as of February 1, 2008, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s Directors and Executive Officers (see Part III, Item 11, above) and by all Directors and Executive Officers of the Company as a group. For purposes of calculating the percentage of common stock outstanding, any securities not outstanding which are subject to options, warrants or conversion privileges are deemed outstanding for the purposes of computing the percentage of outstanding securities owned by the selling stockholder. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Percentage Owned
Dan F. Cooke (a)	3,875,500	16.4%
Charles W. Reed (b)	3,738,413	15.9%
The William B. III and Cindy S. Hensley Family Limited Partnership (c)	1,620,000	6.9%
Ronald J. Metz (d)	210,000	0.9%
Robert M. Budd (d)	142,500	0.6%
Salvatore Geraci (d)	90,000	0.4%
David O. Cole (d)	87,600	0.4%
All officers and directors as a group (6 persons)	8,144,013	34.6%

(a)

Based on an amended Schedule 13D filed pursuant to the Exchange Act which indicates that Mr. Cooke has sole voting and dispositive power of all of those shares. Mr. Cooke is the former Chairman of the Board and Chief Executive Officer of the Company and a member of the Company’s board of directors. Mr. Cooke’s address is 6430 Cobble Lane, Harrison, Tennessee 37341.

(b)

Based on a holdings report on Form 3 filed pursuant to the Exchange Act which indicates that Mr. Reed has sole voting and dispositive power of all of those shares.  Mr. Reed is a member of the Company’s board of directors.  The address of Mr. Reed is P. O. Box 211, Wabash, Indiana, 46992.

(c)

Based on a holdings report on Form 13D/A filed pursuant to the Exchange Act which indicates that The William B. Hensley III and Cindy S. Hensley Family Limited Partnership (the “Hensley Partnership”) has sole voting and dispositive power of all of those shares. The Hensley Partnership is controlled by Cindy S. Hensley, wife of the Company’s former Chief Executive Officer, President and Chief Operating Officer.  The address of the Hensley Partnership is P. O. Box 684, Wabash, Indiana, 46992.

 (d)

Based on the number of options vested and shares owned for these respective individuals.

All shares are held directly. No options, warrants or other stock rights have been issued by the Company to the officers other than as disclosed above. See Part III, Item 11, Executive Compensation for options issued to directors.

Equity Compensation Plan Information. The following table represents all stock options that have been issued by the Company through February 1, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders:	1,359,250(1)	$ 0.76	225,750

(1) Includes 98,000 options issued prior to the Exchange pursuant to the 2001 Stock Option Plan (the “Plan”) of Next, Inc. Upon consummation of the Exchange, the Company assumed the Plan and all preexisting options granted thereunder. Pursuant to the terms of the Plan, any previously granted options to acquire shares of common stock were replaced with options to acquire shares of the Company’s common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. Next Investors, LLC is comprised of a board member and two major shareholders:   Dan F. Cooke, Director, the estate of William B. Hensley, III, and Charles L. Thompson. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and maturity date of November 30, 2008.  As of November 30, 2007, two principal payments of $100,000 each had been made, leaving an outstanding balance on the note of $300,000.  Additionally, as of November 28, 2006, the Company had a receivable from Creative Thinking, Inc., which is owned by Mr. Hensley’s estate, in the amount of $360,000, which was later satisfied by the return of 600,000 shares of the Company’s common stock.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services.  In 2007, $73,806 was paid in total to Decosimo and Company, PLLC for the financial audit and audit related fees.

For 2006, $6,980 was paid to Tauber & Balser, P. C. for review work required for the Company’s Form 10-KSB and Form SB-2’s, since the reports included prior year information.  The remaining fees, $74,767, were paid to Joseph Decosimo and Company, PLLC for a total cost of $81,747. The Company changed auditors in July 2005, therefore cost of $11,290 relates to Tauber & Balser, P.C., the Company’s former auditors, and $65,419 to Joseph Decosimo and Company, PLLC for a total cost of $76,709 for the 2005 period.

The Audit Committee of the Board of Directors pre-approves all audit and non-audit services performed by the Company’s independent auditor.  The Audit Committee specifically approves the annual audit services engagement.

Type of Fees	2007	2006	2005
Audit Fees (1)	$ 73,306	$ 70,542	$ 71,546
Audit Related Fees (2)	500	9,730	5,163
Tax Fees (3)	—	1,475	—
All Other Fees (4)	—	—	—
Total	$ 73,806	$ 81,747	$ 76,709

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(b)  The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description
2.1	Securities Purchase Agreement dated November 19, 2007. (1)
2.2	Second Amendment to Amended and Restated Credit Agreement dated November 21, 2007. (2)
3.1	Certificate of Incorporation of Next, Inc. (3)
3.2	Amended and Restated Bylaws of the registrant. (4)
14.1	Code of Ethics.
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference from Exhibit 99.1 of the registrant’s Form 8-K dated November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(2)

Incorporated by reference from Exhibit 99.2 of the registrant’s Form 8-K dated November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(3)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(4)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004.

(c)

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2007, and prior to the filing of this Form 10-K:

(1)

A report on Form 8-K dated September 4, 2007, detailing an open letter to the stockholders of the Company from the Chief Executive Officer.

(2)

A report on Form 8-K dated September 17, 2007, announcing an article in The Wall Street Transcript (“TWST”) containing an interview with the Chief Executive Officer of the Company.

(3)

A report on Form 8-K dated September 27, 2007, reporting earnings for the third quarter.

(4)

A report on Form 8-K dated November 13, 2007, announcing an amendment to the credit agreement with National City Bank of Indiana.

(5)

A report on Form 8-K dated November 14, 2007, naming C. W. Reed as a new member of the Company’s Board of Directors.

(6)

A report on Form 8-K dated November 26, 2007, as amended by Form 8-K/A dated November 27, 2007, publishing the documents for a Securities Purchase Agreement signed with C. W. Reed and the legal documents for the National City Bank amendment.

(7)

A report on Form 8-K dated January 24, 2008, announcing the resignation of the Company’s Vice President of Operations.

(8)

A report on Form 8-K dated February 11, 2008, stating the Company’s earnings for the fourth quarter and year ended November 30, 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheets of NEXT, INC. and subsidiaries as of November 30, 2007, and December 1, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2007.  Our audits also include the financial statement schedule – Schedule II Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEXT, INC. and subsidiaries as of November 30, 2007 and December 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

February 14, 2008

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2007	December 1, 2006
Assets
Current assets:
Cash	$ 200,276	$ 80,700
Accounts receivable, net of allowance for doubtful accounts in 2007 and 2006, of $59,612 and $10,461 and allowance for customer contractual agreements of $652,526 and $225,415, respectively	6,410,106	6,705,812
Notes receivable	26,769	37,707
Inventories	5,291,277	4,026,565
Prepaid expenses	207,864	373,183
Other current assets	71,864	449,081
Deferred income taxes	—	400,000
Total current assets	12,208,156	12,073,048
Property, plant and equipment, net	2,303,213	2,662,838
Goodwill	4,369,825	4,369,825
Notes receivable	3,827	32,504
Deferred income taxes	874,396	176,628
Other assets, net	1,091,845	1,444,080
Total Assets	$ 20,851,262	$ 20,758,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 2,396,764	$ 3,217,014
Accrued expenses and other current liabilities	1,513,318	1,025,848
Line of credit	5,644,103	4,217,238
Loan from stockholders	300,000	200,000
Short-term debt and current maturities	277,023	860,866
Total current liabilities	10,131,208	9,520,966
Long-term debt, less current maturities	2,838,151	3,235,785
Loan from stockholders	—	300,000
Total liabilities	12,969,359	13,056,751
Commitments and contingencies

Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, shares issued and outstanding: 21,824,055 in 2007, and 18,626,029 in 2006	21,824	18,626
Additional paid-in capital	7,924,186	7,278,589
Unearned compensation	(25,784)	(27,806)
Retained earnings (accumulated deficit)	(38,323)	432,763
Total stockholders’ equity	7,881,903	7,702,172
Total Liabilities and Stockholders’ Equity	$ 20,851,262	$ 20,758,923

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	November 30, 2007	December 1, 2006	November 30, 2005
Net sales	$ 20,217,810	$ 28,767,253	$ 26,677,155
Cost of sales	13,990,331	20,641,860	19,974,842
Inventory write off	—	—	703,948
Gross profit	6,227,479	8,125,393	5,998,365
Selling, general, and administrative expense:
Operations expense	2,277,819	2,754,244	2,762,502
Royalties, commissions, and other selling expense	2,919,381	3,453,829	2,763,434
Corporate expense	1,109,474	1,017,632	973,880
Total selling, general, and administrative expense	6,306,674	7,225,705	6,499,816
Operating income (loss)	(79,195)	899,688	(501,451)
Interest expense	683,304	815,960	645,891
Other expense (income), net	6,355	12,959	(21,250)
Net income (loss) before income taxes	(768,854)	70,769	(1,126,092)
Provision (benefit) for income taxes, deferred	(297,768)	24,232	(445,372)
Net income (loss)	$ (471,086)	$ 46,537	$ (680,720)
Net income (loss) per common share, basic	$ (0.02)	$ —	$ (0.04)
Net income (loss) per common share, diluted	$ (0.02)	$ —	$ (0.04)
Weighted average common shares outstanding, basic	19,154,570	18,440,534	18,325,103
Weighted average common shares outstanding, diluted	19,154,570	18,563,927	18,325,103

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 30, 2007, December 1, 2006, and November 30, 2005

	Preferred Stock		Common Stock				Retained Earnings/
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Unearned Compensation	(Accumulated Deficit)	Total
Balance – November 30, 2004	204	$ —	16,297,286	$ 16,298	$5,166,481	$(35,187)	$1,070,500	$ 6,218,092
Common stock issued to outside professionals for acquisition and investor relations			101,000	101	128,349	5,172		133,622
Common stock issued for cash			2,300,000	2,300	2,987,700			2,990,000
Cash paid to outside professionals					(362,047)			(362,047)
Common stock issued for S2S acquisition			50,000	50	64,450			64,500
Common stock issued for customer list			50,000	50	77,450			77,500
Common stock retired			(279,000)	(279)	(378,831)			(379,110)
Preferred stock converted to common	(204)		221,454	221	(221)			—
Employee stock options exercised and amortization			32,000	32	768	187		987
Dividend – Preferred stock					1,863		(3,554)	(1,691)
Net loss							(680,720)	(680,720)
Balance – November 30, 2005	—	—	18,772,740	18,773	7,685,962	(29,828)	386,226	8,061,133
Common stock issued to outside professionals for financing and investor relations			40,000	40	5,760			5,800
Common stock issued in payment of debt			243,289	243	85,881			86,124
Cash paid to outside professionals					(28,008)			(28,008)
Warrants issued with financing arrangement and beneficial conversion feature					23,570			23,570
Amortization of fees paid to outside professionals for financing					9,744			9,744
Common stock retired			(500,000)	(500)	(509,500)			(510,000)
Employee stock options exercised and amortization			70,000	70	5,180	2,022		7,272
Net income							46,537	46,537
Balance – December 1, 2006	—	—	18,626,029	18,626	7,278,589	(27,806)	432,763	7,702,172
Common stock issued to outside professionals for financing and investor relations			133,000	133	69,149			69,282
Common stock issued in payment of debt			1,491,113	1,491	429,670			431,161
Stock issued for securities purchase agreement			2,173,913	2,174	497,826			500,000
Amortization of fees paid to outside professionals for financing					8,352			8,352
Common stock retired			(600,000)	(600)	(359,400)			(360,000)
Employee stock options exercised and amortization						2,022		2,022
Net loss							(471,086)	(471,086)
Balance – November 30, 2007	—	$ —	21,824,055	$21,824	$7,924,186	$(25,784)	$(38,323)	$7,881,903

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended

	November 30, 2007	December 1, 2006	November 30, 2005
Cash flows from operating activities:
Net income (loss)	$ (471,086)	$ 46,537	$ (680,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	652,626	790,824	669,903
Non cash compensation	2,022	2,022	5,359
Non cash fees	47,584	15,544	42,200
Loss (Gain) on disposal of assets	(11,473)	48,310	—
Gain on sale of intangibles	—	(142,500)	—
Provision (Benefit) for bad debts	16,650	(32,749)	124,148
Provision (Benefit) for deferred income taxes	(297,768)	24,232	(445,372)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	279,056	(1,449,216)	(211,685)
Notes receivable	39,615	38,926	(98,805)
Inventories	(1,264,712)	1,833,818	319,299
Prepaid expenses	195,319	(29,498)	38,907
Other current assets	17,217	(154,561)	(18,707)
Accounts payable	(820,250)	1,392,772	(921,605)
Accrued expenses and other liabilities	487,470	(131,575)	131,315
Total adjustments	(656,644)	2,206,349	(365,043)
Net cash provided by (used in) operating activities	(1,127,730)	2,252,886	(1,045,763)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,883)	(129,564)	(1,110,603)
Cash paid for acquisitions	—	—	(355,513)
Cash paid for intangible assets	(18,910)	(185,922)	(197,054)
Cash from proceeds on sale of assets	112,500	4,700	—
Net cash provided by (used in) investing activities	70,707	(310,786)	(1,663,170)
Cash flows from financing activities:
Revolving credit facility, net	1,426,825	(2,309,723)	(380,826)
Proceeds from loans and notes payable	—	912,000	1,115,781
Repayment of long-term debt, loans and notes payable	(750,266)	(593,520)	(812,699)
Issuance of common stock and warrants	500,000	5,250	2,691,800
Cash paid for investment transactions	—	(28,008)	(64,738)
Net cash provided by (used in) financing activities	1,176,599)	(2,014,001)	2,549,318
Net increase (decrease) in cash	119,576	(71,901)	(159,615)
Cash, beginning of year	80,700	152,601	312,216
Cash, end of year	$ 200,276	$ 80,700	$ 152,601
Supplemental Information:
Cash paid during the year for interest	$ 598,326	$ 857,095	$ 644,530
Cash paid during the year for income taxes	$ 6,248	$ —	$ —
Non-cash Investing and Financing Activities:
Equity securities issued in payment of note payable	$ 431,212	$ 86,124	—
Equity securities issued in payment of services	$ 30,000	—	—
Issuance of stock warrants and beneficial conversion feature with debt	—	$ 23,570	—
Equity securities retired in payment of note receivable	$ 360,000	$ 510,000	—
Note receivable issued for inventory purchase	—	—	$ 510,000
Refinancing of debt	—	—	$3,225,809
Equity securities issued for acquisition of S2S	—	—	$ 150,750
Equity securities issued to acquire customer list	—	—	$ 77,500
Equity securities retired for purchase of note	—	—	$ 122,400
Equity securities retired to reduce vendor obligation	—	—	$ 256,710

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

Basis of Presentation

The Company elected, on February 28, 2006, to change its fiscal year from a calendar year ending November 30, to a 52-53 week period ending on the Friday closest to November 30, and to use a 4-4-5 week basis for quarterly reporting.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of November 30, 2007, was $59,612, and at December 1, 2006, $10,461.  The allowance for customer contractual agreements, which consists of allowances for advertising, broadcast optimization, and defective goods, as of November 30, 2007, was $652,526, and at December 1, 2006, $225,415.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Shipping and Handling Costs

The Company’s outgoing shipping and handling costs (freight-out) are included in operations expense for all periods presented.  Total freight-out costs for the fiscal years 2007, 2006, and 2005 were $171,832, $300,305, and $124,350, respectively.

Concentration of Credit Risk

The Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. During the fiscal years of 2007, 2006, and 2005, approximately 75.2% ($15,205,208), 61.9% ($17,798,888), and 44.5% ($11,872,172) respectively, of the net sales of the Company were to its two largest customers.  Amounts due to the Company from these two largest customers were $4,255,190, $4,621,400, and $2,969,182 at the end of fiscal years 2007, 2006, and 2005, respectively.  The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers, is limited.  Such estimates could change in the future.

In 2003, the Company began engaging in internet sales which were $224,687 in 2007, $440,243 in 2006, and $584,625 in 2005.

New Pronouncements

Recent pronouncements that potentially affect these or future financial statements include:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R) .  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”.  The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s November 28, 2008 fiscal year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s November 27, 2009 fiscal year end.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates and has begun a detailed review of its internal control environment.   Additionally, at February 1, 2008, the Securities and Exchange Commission was evaluating an additional one year extension that was in the comment phase and expected to be approved in the coming months.

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

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met: persuasive evidence of an agreement exists, the product has been shipped and legal title and all risks of ownership have been transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenues are reduced for estimated product returns, allowances and price discounts based on past experience.

Advertising Costs

Advertising costs are expensed as incurred. For the fiscal years ended 2007, 2006, and 2005, advertising costs were $4,502, $17,888, and $32,095, respectively.

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

The Company did not issue any stock options in 2007 or 2006.  Had compensation cost for stock option grants in 2005 been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the Company’s net loss per common share would have been adjusted to the pro forma amounts indicated below:

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

2005

Risk free interest rate

4.42%

Expected life

4.55 years

Expected volatility

   37%

Expected dividend yield

—

NOTE 3 – Notes Receivable

Notes receivable consists of notes from three parties.  In 2007, one note is from the Company’s Executive Vice President of Sales and Marketing and the Vice President of Sales and Merchandising in the amount of $4,000, and two from the Company’s Vice President of Sourcing & Operations for a total of $26,596.  In 2006, the values on these notes were $26,000 and $44,211, respectively.

NOTE 4 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

	2007	2006
Raw materials (including operations supplies)	$ 2,379,754	$ 2,657,611
Finished products	2,911,523	1,368,954
Total	$ 5,291,277	$ 4,026,565

Raw materials includes blank garments that are purchased, not manufactured, by the Company.

NOTE 5 – Other Current Assets

For the fiscal year ended November 30, 2007, other current assets consisted of a refund due based on a worker’s compensation audit in the amount of $21,264, a receivable from Wabash County, Indiana, in the amount of $50,000 for a tax rebate, and a $600 employee receivable that was repaid in December 2007.

For the fiscal year ended December 1, 2006, other current assets consisted of a receivable from Creative Thinking, Inc., in the amount of $360,000 for the sale of certain intangible assets; a receivable from Wabash County, Indiana, in the amount of $50,000 for a tax rebate which was received in December, 2006; a debt discount in the amount of $38,281, which pertains to notes payable to the subordinated note holders and is being amortized over the life of the agreement, and an $800 employee receivable.  Creative Thinking, Inc. is owned by a major stockholder of the Company.

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and liabilities at November 30, 2007 and December 1, 2006, are as follows:

	2007	2006
Deferred tax assets:
Accounts receivable allowance	$ 23,844	$ 4,185
Operating loss carryforwards	1,089,992	882,342
Total deferred tax assets	$ 1,113,836	$ 886,527

Deferred tax liabilities:
Property, plant and equipment	$ 184,413	$ 240,034
Goodwill and other intangibles	55,027	69,865
Total deferred tax liabilities	$ 239,440	$ 309,899

Total deferred taxes, net	$ 874,396	$ 576,628
Current portion	–	$ 400,000
Noncurrent portion	$ 874,396	$ 176,628

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2007	2006	2005
Tax benefit computed at maximum federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)%	(4)%	(4)%
Other	(1)%	4%	(1)%
Income tax benefit– effective rate	(39)%	(34)%	(39)%

At November 30, 2007, the Company had net tax operating loss carryforwards of approximately $2,500,000, which expire through 2027.  The Company has not yet filed its income tax return for the year ended November 30, 2007, but estimates that approximately $180,000 of additional net operating loss carryforward will result from the filing.

NOTE 7 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2007	2006	Estimated useful lives
Land	$ 10,000	$ 10,000
Building and building improvements	1,937,546	1,937,546	7-39 years
Machinery and equipment	2,083,868	2,462,435	3-20 years
Furniture and fixtures	631,604	643,045	3-10 years
Vehicles	74,885	74,885	5-10 years
Leasehold improvements	11,578	11,578	5-10 years
	4,749,481	5,139,489
Less: Accumulated depreciation	(2,496,604)	(2,548,419)
	2,252,877	2,591,070
Assets under capital lease obligations:
Machinery and equipment	45,700	45,700	5-20 years
Furniture and fixtures	258,034	258,034	5-10 years
	303,734	303,734
Less: Accumulated depreciation	(253,398)	(231,966)
	50,336	71,768
Property, Plant and Equipment, net	$ 2,303,213	$ 2,662,838

Depreciation expense for the fiscal years ended 2007, 2006, and 2005 was $281,481, $347,249, and $360,819, respectively.

NOTE 8 – Goodwill

The changes and carrying amounts of goodwill are as follows:

Amount
Balance November 30, 2004	$ 4,350,749
Goodwill adjustment – Lil’ Fan acquisition	(38,070)
Goodwill adjustment – Choice Int’l acquisition	57,146
Goodwill acquired in S2S acquisition	524,773
Balance November 30, 2005	$ 4,894,598
Goodwill adjustment – S2S acquisition	37,573
Goodwill adjustment – S2S acquisition	(562,346)
Balance December 1, 2006	$ 4,369,825
Additional adjustments	–
Balance November 30, 2007	$ 4,369,825

In August 2006, the Company finalized the purchase accounting for the S2S acquisition and reclassified $562,346 of Goodwill to Customer List, since this was the primary consideration for making the purchase.  The Customer List is being amortized over a 10 year period.

NOTE 9 – Other Assets

Other assets subject to amortization consist of the following:

	2007		2006
	Amount	Accumulated Amortization	Amount	Accumulated Amortization	Estimated Useful Lives
Artwork	$ 1,040,925	$ (724,214)	$ 1,030,638	$ (535,062)	5 years
Licensing agreements	238,192	(220,991)	229,569	(187,082)	3 years
Software improvements	114,484	(87,736)	114,484	(49,575)	3 years
Non-compete agreement	354,800	(206,534)	354,800	(170,595)	4 years
Customer list	789,846	(206,927)	789,846	(132,943)	10 years
	2,538,247	(1,446,402)	2,519,337	(1,075,257)
Less: accumulated amortization	(1,446,402)		(1,075,257)
Other assets, net	$ 1,091,845		$ 1,444,080

Amortization expense associated with these assets was $371,145, $437,151, and $275,929 for years ended November 30, 2007, December 1, 2006, and November 30, 2005, respectively.  Non-operating amortization expense included $6,426 and $33,155 for the years ended December 1, 2006 and November 30, 2005, respectively.  The estimated future amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Year	Amount
2008	$ 305,474
2009	218,620
2010	148,474
2011	121,523
2012	84,760

NOTE 10 – Short-Term and Long-Term Debt

Short-term and long-term debt consisted of the following:

	2007		2006
	Short-term	Long-term	Short-term	Long-term
Revolving credit facility (a)	$ 5,644,103	$ —	$ 4,217,238	$ —
Notes payable (b)	577,023	2,838,151	1,060,866	3,535,785
Total	$ 6,221,126	$ 2,838,151	$ 5,278,104	$ 3,535,785

(a)

Revolving credit facility: On November 21, 2007, the Company signed an amendment to the credit facility with National City Bank.  Pursuant to the amendment, the Bank waived any violations of the financial covenants prior to date of the amendment, the maturity date of the Company’s line of credit facility was changed to November 30, 2008, the advance rate on eligible raw materials was decreased to 55%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate was 7.75% at November 30, 2007), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including equity or subordinated capital injections.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

The Company’s previous credit facility, with National City Bank, was entered into on January 31, 2007 for two years.  The agreement increased the total line to $7,500,000, decreased the interest rate to prime plus or minus .25% (depending on certain financial ratios), increased the advance rates on accounts receivable to 85%, and established new quarterly financial covenants.

During fiscal year 2006, the Company had a $6,500,000 revolving credit facility agreement with National City Bank. The Company could draw up to the sum of 80% of eligible accounts receivable, as defined, and 60% of eligible raw materials and eligible finished goods inventory, as defined. In addition, the agreement provided for monthly payments of interest at a nationally published prime rate plus 1.5% (8.25% was the published rate at December 1, 2006). Accounts receivable, inventory, and personal guarantees of the Company’s Chief Executive Officer, then Chief Financial Officer, and a board member collateralized the borrowings under the facility.

(b)

Notes payable: Notes payable consists of the following:

	2007	2006
Notes payable – Crossroads Bank	$ 3,115,174	$ 3,493,141
Notes payable – Subordinated Note Holders	—	603,510
Note payable – Next Investors, LLC	300,000	500,000
	3,415,174	4,596,651
Less: current maturities	(577,023)	(1,060,866)
Long-term notes payable	$ 2,838,151	$ 3,535,785

The Crossroads Bank (name changed from First Federal Savings Bank of Wabash) notes payable in their original amounts (“Crossroads Notes”) consisted of:

Monthly

Principal & Interest

Original amount

Interest rate

Payments

Due Date

$3,000,000

6.50%

$ 26,000

January 15, 2006

$225,500

7.00%

$   3,417

February 15, 2010

$365,000

6.50%

Interest only

Not applicable

$86,000

6.00%

$   1,666

August 6, 2008

$250,500

6.75%

$   4,895

June 24, 2010

$276,500

6.50%

$   5,421

November 2, 2009

The first three notes referenced above were refinanced into one note on September 30, 2005, in the amount of $3,225,809, which included accrued interest and loan origination fees.  The new loan requires monthly principal and interest payments of $29,263 over a 5 year term at 7.0% interest.  The note has a 15-year term, but becomes a variable rate loan after year five and principal and interest amounts could change. The Crossroads Notes are collateralized by the Company’s building, machinery and equipment and are personally guaranteed by certain of the Company’s major stockholders.  The recent name change of First Federal Savings Bank of Wabash to Crossroads Bank had no effect on the Company’s obligations or relationship with that institution.

On August 12, 2005, the Company assumed $172,000 of debt from the acquisition of Sports-2-Schools, LLC. This debt was paid off in October 2005.

The Next Investors, LLC note consists of an unsecured subordinated note in the amount of $500,000, which accrues interest at prime plus .25% with $200,000 in payments due in fiscal year 2007, with the remaining $300,000 due in fiscal year 2008.  The balance due on this note was $300,000 and $500,000 for the fiscal years ended in 2007 and 2006, respectively.  A board member and two major stockholders are principal members in Next Investors, LLC. As of November 30, 2007, interest expensed and accrued for this loan totaled $42,408 and $26,714, respectively. As of December 1, 2006, interest expensed and accrued for this loan totaled $39,389 and $10,743, respectively.

The Subordinated Note Holders balance consisted of unsecured subordinated notes in the total amount of $603,510, as of December 1, 2006, which has an implicit interest rate of 20% with monthly payments of principal and interest in the amount of $86,149 due monthly until June 2007.  The notes were repaid in full as of November 30, 2007.  These notes and their terms are described more fully in Note 11.

The following represents the maturity of notes payable of the Company as of November 30, 2007:

For the fiscal year	Amount
2008	$ 577,023
2009	277,066
2010	205,592
2011	189,745
2012	203,607
Thereafter	1,962,141
Total	$ 3,415,174

NOTE 11 – Stockholders’ Equity

In 2007, the Company issued 133,000 shares for investor relations services.

On November 19, 2007, the Company entered into a Securities Purchase Agreement with C. W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  The Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of Warrant Shares issuable upon exercise of the Warrant are subject to adjustment as provided in the Warrant.  Under the terms of the Purchase Agreement, the Purchaser has certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.

On February 27, 2007, William B. Hensley III, former Chief Executive Officer, retired 600,000 shares of common stock and returned these shares to the Company in payment of a note receivable from Creative Thinking, Inc. The transaction was done in accordance with the original note specifications in the agreement for $360,000.

In 2006, the Company issued 40,000 shares for professional services related to the following activities: investor relation services, 4,000 shares; and financing services, 36,000 shares.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes require equal monthly payments of cash or stock in the amount of $86,149 over a 12-month period starting 115 days after closing and will be fully subordinated to the Company’s senior lenders. The Notes are convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission for the offer and sale by the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  When the notes were paid in full as of November 30, 2007, six payments had been made in stock and six payments in cash.

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

NOTE 12 – Employee Stock Option Plan

No stock options were issued during the fiscal years ended November 30, 2007 or December 1, 2006.

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

The following table sets forth the options granted under the Next Stock Option Plan:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,398,500	$ 0.78	1,582,750	$ 0.88	629,500	$ 0.65
Granted	—	—	—	—	1,037,500	1.00
Cancelled	—	—	—	—	(41,000)	1.13
Forfeited	(39,250)	1.09	(114,250)	1.24	(11,250)	0.92
Exercised	—	—	(70,000)	0.08	(32,000)	0.03
Outstanding at end of year	1,359,250	$ 0.76	1,398,500	$ 0.78	1,582,750	$ 0.88
Options exercisable at end of year	1,359,250	$ 0.76	1,398,500	$ 0.78	1,582,750	$ 0.88

The following table summarizes information about stock options outstanding at November 30, 2007:

Options Outstanding
Options Outstanding	Remaining Life	Exercise Price
98,000	1.05 years	$0.03
40,000	2.26 years	0.20
20,000	2.51 years	0.50
75,000	2.55 years	1.01
157,500	3.00 years	1.07
168,750	3.00 years	1.50
800,000	8.00 years	0.85
1,359,250

The following table summarizes information about stock warrants issued since 2003, also the amount outstanding at November 30, 2007:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
366,475	0.61 years	$ 1.125	366,475	$ 1.125
358,000	1.35 years	$ 1.88	358,000	$ 1.88
1,265,000	2.15 years	$ 1.75	1,265,000	$ 1.75
1,001,941	1.35 years	$ 0.68	1,001,941	$ 0.68
1,087,500	4.98 years	$ 0.35	1,087,500	$ 0.35

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

NOTE 14 – Major Suppliers

The Company has a variety of qualified vendors available from which it purchases its raw materials inventory. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the years ended November 30, 2007, December 1, 2006, and November 30, 2005, purchases from the three largest suppliers, and the corresponding percentages of total cost of goods sold, were $9,510,641 (68.0%), $8,537,127 (41.4%), and $7,007,115 (35.1%), respectively. The amounts due to these suppliers included in accounts payable at the fiscal end of 2007, 2006, and 2005, respectively, were $1,867,711, $2,594,228, and $1,160,595.

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

Consideration for the acquisition was: $50,000 in cash, 50,000 shares of the Company’s common stock and up to an additional $575,000 worth of shares of common stock, on a deferred basis (November 30, 2006, 2007, 2008) and $600,000 in cash both pursuant to a performance based earn-out arrangement. No payments were made in fiscal year 2007 or 2006 as part of the earn-out arrangement.  The financial terms of the transaction were determined by negotiation between representatives of the Company and Sports-2-Schools, LLC. The cash portion of the purchase price was funded from the Company’s line of credit with National City Bank.

The S2S acquisition was made to expand the Company’s distribution and customer base. The results of operations of S2S are included in the consolidated financial statement of the Company commencing August 12, 2005. The primary asset the Company acquired was a customer list, license agreements, and a vendor number with a large retailer that is a new customer to the company. In August 2006, the Company finalized the purchase accounting for this acquisition and reclassified $562,346 of Goodwill to Customer List, since this was the primary consideration for making the purchase.  The Customer List is being amortized over a 10 year period.  The S2S subsidiary has since been consolidated into Next Marketing as of December 1, 2006.

NOTE 16 – Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic EPS for the fiscal years ended November 30, 2007, December 1, 2006, and November 30, 2005 were calculated on the basis of the weighted average number of common shares outstanding during the year ended, divided by the income available to common stockholders.  Diluted earnings per share includes the effects of potentially dilutive shares.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2007	2006	2005
Numerator:
Basic and diluted earnings (loss) per share — net income (loss)	$ (471,086)	$ 46,537	$ (680,720)
Denominator:
Basic weighted average common shares	19,154,570	18,440,534	18,325,103
Effect of dilutive stock options, warrants, and contingent acquisition related shares	—	123,393	—
Denominator for diluted earnings (loss) per share	19,154,570	18,563,927	18,325,103
Basic earnings (loss) per share	$ (0.02)	$ —	$ (0.04)
Diluted earnings (loss) per share	$ (0.02)	$ —	$ (0.04)

Options to purchase 1,359,250 shares in 2007, 1,238,500 shares for 2006, and 1,582,750 shares for 2005, as well as warrants to purchase 4,078,916 shares in 2007, 2,991,416 shares for 2006, and 1,989,475 shares for 2005, and the shares issuable under the subordinated notes, were not included in computing diluted earnings per share because the effect was antidilutive.

NOTE 17 – Operating Leases

The Company leases office space in Chattanooga, Tennessee under operating lease agreements expiring through 2009. The future minimum obligations under the operating leases at November 30, 2007 are:

2008	$ 21,600
2009	3,600
$ 25,200

Rental and lease expense was $64,154, $67,477, and $76,766 in 2007, 2006, and 2005, respectively. The Company terminated two leases for satellite offices in 2006.

NOTE 18 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

Additions
	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Twelve months ended November 30, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 10,461	$ 16,650	$ —	($ 32,501)	$ 59,612
Customer contractual allowance (b)	$ 225,415	$ 1,083,850	$ —	$ 656,739	$ 652,526
Twelve months ended December 1, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 149,717	($ 32,748)	$ —	$ 106,508	$ 10,461
Customer contractual allowance (b)	$ 91,527	$ 765,206	$ —	$ 631,318	$ 225,415
Twelve months ended November 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 23,756	$ 124,148	$ —	($ 1,813)	$ 149,717
Customer contractual allowance (b)	$ 61,623	$ 243,584	$ —	$ 213,680	$ 91,527

 (a)

Deductions consist of write-offs of uncollectible accounts, net of recoveries.

 (b)

Deductions consist of deductions by customer for contractual allowances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 14th day of February, 2008.

NEXT INC.
By:	/s/ Robert M. Budd
Robert M. Budd
President and Chief Executive Officer

By:	/s/ David O. Cole
David O. Cole
Chief Financial Officer and Secretary Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert M. Budd	Chief Executive Officer, President, and Director	February 14, 2008
Robert M. Budd
/s/ Salvatore Geraci	Director	February 14, 2008
Salvatore Geraci
/s/ Ronald J. Metz	Chairman and Director	February 14, 2008
Ronald J. Metz
/s/ Dan F. Cooke	Director	February 14, 2008
Dan F. Cooke
/s/ Charles W. Reed	Director	February 14, 2008
Charles W. Reed

EXHIBIT INDEX

Exhibit Number	Description
2.1	Securities Purchase Agreement dated November 19, 2007. (1)
2.2	Second Amendment to Amended and Restated Credit Agreement dated November 21, 2007. (2)
3.1	Certificate of Incorporation of Next, Inc. (3)
3.2	Amended and Restated Bylaws of the registrant. (4)
14.1	Code of Ethics.
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference from Exhibit 99.1 of the registrant’s Form 8-K dated November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(2)

Incorporated by reference from Exhibit 99.2 of the registrant’s Form 8-K dated November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(3)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 8-K dated January 7, 2003.

(4)

Incorporated by reference from Exhibit A of the registrant’s Schedule 14A dated September 24, 2004.