Form 10-Q
period 2008-02-29
NEXT INC/TN
filed 2008-04-04
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 2008

OR

[  ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-25247

NEXT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4675095 (I.R.S. Employer Identification No.)

7625 Hamilton Park Drive, Suite 12

Chattanooga, Tennessee 37421

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (423) 296-8213

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [  ]     Accelerated Filer [  ]     Non-Accelerated Filer [  ]     Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 29, 2008 there were 21,833,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of February 29, 2008 and November 30, 2007

3

Condensed Consolidated Statements of Operations for the three months ended

February 29, 2008 and March 2, 2007

4

Condensed Consolidated Statements of Cash Flows for the three months ended

February 29, 2008 and March 2, 2007

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

13

Item 4. Controls and Procedures

13

Part II – Other Information

Item 1.  Legal Proceedings

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008	November 30, 2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$63,928	$200,276
Accounts receivable, net of allowances for doubtful accounts and contractual allowances of $257,088 and $712,138, respectively	2,245,704	6,410,106
Inventories	5,836,878	5,291,277
Prepaid expenses	270,513	207,864
Other current assets	130,221	98,633
Total current assets	8,547,244	12,208,156
Property, plant and equipment, net	2,260,856	2,303,213
Goodwill	4,369,825	4,369,825
Deferred taxes	1,047,447	874,396
Other assets, net	1,016,230	1,095,672
Total Assets	$17,241,602	$20,851,262

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,135,543	$2,396,764
Accrued expenses and other current liabilities	471,246	1,513,318
Short-term debt and current maturities	276,867	277,023
Loan from stockholders	300,000	300,000
Line of credit	3,740,483	5,644,103
Total current liabilities	6,924,139	10,131,208
Long-term debt, less current maturities	2,769,209	2,838,151
Total liabilities	9,693,348	12,969,359
Stockholders’ equity	7,548,254	7,881,903
Total Liabilities and Stockholders’ Equity	$17,241,602	$20,851,262

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 29, 2008	March 2, 2007
	(unaudited)	(unaudited)
Net sales	$2,540,923	$3,625,923
Cost of sales	1,717,540	2,535,076
Gross profit	823,383	1,090,847

Selling, general, and administrative expenses	1,250,669	1,558,221
Operating loss	(427,286)	(467,374)

Interest	(155,297)	(172,464)
Other income (expense)	74,117	(3,867)
Loss before income taxes	(508,466)	(643,705)

Benefit for income taxes	(173,051)	(252,749)
Net loss	$(335,415)	$(390,956)
Net loss per share, basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	21,830,648	18,606,715

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 29, 2008	March 2, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(335,415)	$(390,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,991	167,892
Noncash compensation	506	506
Noncash fees	1,260	4,176
Bad debt expense	–	33,000
Deferred taxes	(173,051)	(252,749)
Changes in operating assets and liabilities:
Accounts receivable	4,164,402	3,620,135
Inventories	(545,601)	272,933
Prepaid expenses	(62,649)	41,241
Other assets	(31,088)	83,634
Accounts payable	(261,221)	(2,562,177)
Accrued expenses and other liabilities	(1,042,072)	(399,388)
Total adjustments	2,196,477	1,009,203
Net cash provided by operating activities	1,861,062	618,247

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,950)	(6,852)
Cash paid for intangible assets	(1,742)	(3,767)
Net cash used in investing activities	(24,692)	(10,619)

Cash flows from financing activities:
Revolving credit facility, net	(1,903,620)	(366,732)
Repayments of long term debt, loans and notes payable	(69,098)	(240,609)
Net cash used in financing activities	(1,972,718)	(607,341)

Net increase (decrease) in cash	(136,348)	287
Cash, beginning of period	200,276	80,700
Cash, end of period	$63,928	$80,987

Supplemental Information:
Cash paid during the period for interest	$194,928	$168,006

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of debt	$–	$86,125
Equity securities retired for purchase of license agreements	$–	$360,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of two wholly owned subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), and (ii) Choice International, Inc. (“Choice”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed products and imprinted sportswear, primarily through key licensing agreements.  The Company also distributes its own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at February 29, 2008, and November 30, 2007, and its results of operations and cash flows for the three months ended February 29, 2008, and March 2, 2007. Operating results for the three months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending November 28, 2008. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest stockholders’ annual report (Form 10-K).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisitions of several smaller enterprises, and their respective customer bases, the introduction of additional product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three months ended February 29, 2008, sales to the Company’s two largest customers accounted for 63% of total sales.  In the three months ended March 2, 2007, sales to the Company’s top two customers accounted for 67% of total sales. Amounts due to the Company from these two largest customers accounted for 60% and 78%  of accounts receivable as of February 29, 2008, and November 30, 2007.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”.  The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s November 28, 2008 fiscal year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s November 27, 2009 fiscal year end.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates and has begun a detailed review of its internal control environment.   Additionally, the Securities and Exchange Commission is currently evaluating an additional one year extension to the auditor attestation requirement that is expected to be approved in the coming months.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company will evaluate the impact the provisions of SFAS No. 141 (R) and will adopt this standard for our fiscal year beginning on November 28, 2009.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. The requirements of FAS No. 157 are first effective for the Company’s fiscal year beginning December 1, 2007.  However, In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on December 1, 2007 is limited to financial assets and liabilities.  The initial adoption of FAS No. 157 did not have a material effect on the Company’s condensed consolidated financial statements.  However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also gives guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  FIN 48 was effective for fiscal years beginning after December 15, 2006 and did not have a material impact on the Company’s financial statements when adopted on December 1, 2007.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of February 29, 2008, and November 30, 2007, consisted of the following:

	February 29, 2008	November 30, 2007
Raw materials	$2,225,194	$2,379,754
Finished goods	3,611,684	2,911,523
	$5,836,878	$5,291,277

4.

Income Taxes

Income taxes have been computed in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at February 29, 2008 and November 30, 2007, are as follows:

	February 29, 2008	November 30, 2007
Assets: Accounts receivable allowance	$23,345	$23,844
Net operating loss carryforwards	1,250,735	1,089,992
Total deferred tax assets	$1,274,080	$1,113,836
Liabilities:
Property, plant and equipment	$172,453	$184,413
Goodwill and other intangibles	54,180	55,027
Total deferred tax liabilities	$226,633	$239,440

Deferred taxes, net, noncurrent	$1,047,447	$874,396

The Company adopted the provisions of FIN 48 on December 1, 2007.  Upon adoption of FIN 48, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months. If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states.  The Company’s tax years 2003 through 2006 remain open to examination for U. S. Federal and state income taxes.

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at February 29, 2008 and November 30, 2007 consisted of the following:

	February 29, 2008		November 30, 2007
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$3,740,483	$–	$5,644,103	$–
Notes payable	576,867	2,769,209	577,023	2,838,151
Total	$4,317,350	$2,769,209	$6,221,126	$2,838,151

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

The Crossroads Bank Promissory Notes consist of four loans with an aggregate balance of $3,046,076 at February 29, 2008 payable in monthly installments of $41,292 of principal and interest.

The credit facility with National City Bank of Indiana has a maturity date of November 30, 2008 and advance rates on eligible accounts receivable and inventory of 85% and 55%, respectively.  The interest rate is set at prime plus a percentage ranging from .25% to .75%, depending on certain financial ratios.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.  Certain financial covenants are calculated and reported on a quarterly basis.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC’s principal partners are comprised of one director and two significant shareholders of the Company. As of February 29, 2008, interest expense on this loan totaled $5,204 for the three months then ended, and accrued interest was $31,918.  As of March 2, 2007, interest expensed and accrued for this loan totaled $10,743 and $10,598, respectively, for the three months then ended.  By agreement with Next Investors, LLC, the Company continues to accrue interest but is not making scheduled quarterly payments.  Under the terms of a subordination agreement among National City Bank, Next Investors, LLC and the Company, payments due under the agreement are to be suspended in the event of a default under the credit facility between National City Bank and the Company, and that upon notice from National City Bank to Next Investors, LLC, the terms of the subordinated loan agreement must be suspended and Next Investors, LLC will not be able to declare a default, renegotiate the terms of the note, or otherwise take any action until such time as National City Bank declares the Company to be in compliance with a new agreement or has been paid in full by the Company.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	February 29, 2008	November 30, 2007
Common stock, $.001 par value; 100,000,000 shares authorized, 21,833,055 and 21,824,055 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively	$21,833	$21,824
Additional paid-in capital	7,925,437	7,924,186
Accumulated deficit	(373,738)	(38,323)
Unearned compensation	(25,278)	(25,784)
Total stockholders’ equity	$7,548,254	$7,881,903

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three months ended February 29, 2008 and March 2, 2007, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	February 29, 2008	March 2, 2007
Numerator:
Net loss	($ 335,415)	($ 390,956)
Denominator:
Basic weighted average common shares	21,830,648	18,606,715
Effect of dilutive stock options, warrants, and contingent acquisition related shares	–	–
Denominator for diluted loss per share	21,830,648	18,606,715
Basic and diluted loss per share	($ 0.02)	($ 0.02)

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

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional and imprinted products. Many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional products or by making strategic acquisitions, it will require additional capital.

In assessing the Company’s performance, Management focuses on (a) increasing revenues primarily through enhancing its licensing programs and (b) protecting such revenues by diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily by internal cost controls and through importing and outsourcing. Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, embellishes, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company is continually expanding its license program, which currently includes the following

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, Varsity Classic™ , and Campus Traditions USA™ line for most major colleges and universities in the U.S.;

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

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others;

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, GRITS, Rivalfish, Chuck E. Cheese™ and Ladies First.

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

The Company may from time to time be engaged in discussions with various potential acquisition targets or be the target of such discussions, but plans to grow through strategic acquisitions of complementary businesses. The Company has an acquisition program that selectively targets companies servicing other segments of the imprinted sportswear industry not currently serviced by the Company. It is anticipated that such strategic acquisition targets will enable the Company to more effectively utilize its marketing and sales expertise, acquire the ability to cross-distribute its branded products and licenses throughout a wider distribution base, lessen its dependency on the seasonality of retail customers and reduce overall operating costs by consolidating its services and distribution facilities, to the extent feasible.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended February 29, 2008, and March 2, 2007. These statements should be read in conjunction with the audited financial statements of the Company as filed in the Form 10-K.

	Three Months Ended
	February 29, 2008	March 2, 2007
	(unaudited)	(unaudited)
Net sales	$2,540,923	$3,625,923
Cost of sales	1,717,540	2,535,076
Gross profit	823,383	1,090,847
Operating and other expenses:
General and administrative expenses	422,886	700,856
Royalties, commissions, and selling expenses	560,011	575,416
Corporate expenses	267,772	281,949
Interest	155,297	172,464
Other (income) expenses	(74,117)	3,867
Total operating and other expenses	1,331,849	1,734,552
Loss before income taxes	(508,466)	(643,705)
Benefit for income taxes	(173,051)	(252,749)
Net loss	$(335,415)	$(390,956)

Summary

Net loss for the quarter ended February 29, 2008 decreased by $55,541, or 14.2%, despite a 29.9% decrease in net sales from the first quarter of 2007.  Gross profit margin increased by 2.3% on the lower sales volume, indicating the Company’s continued improvements in efficient sourcing, garment pricing and production.  General and administrative expenses were substantially lower due to several factors as detailed below.

Net Sales

Net sales decreased 29.9% to $2,540,923 for the three months ended February 29, 2008, from $3,625,923 for the three months ended March 2, 2007.  As with previous quarters, the decrease was attributable to a pervasive decline in sales from practically all of the Company’s customers, as well as dealer-based sales for non-collegiate licensed products.  Management believes that this decline is representative of sluggish sales volume reported over all retail apparel sectors which began in the spring of 2007, and is not indicative of the trends to be expected over the course of a full year.  Management also believes the overall decrease is not indicative of future sales growth potential, but rather is due to seasonal buying patterns by large customers, which are affected by numerous economic factors such as gasoline prices, the weather and consumer confidence to name a few.

Furthermore, mass and mid-tier retailers rely on imported garments from larger suppliers to a significant degree.  Since these imports require longer lead times, it is easier for them to control purchases from domestic producers.  Moving forward, and based upon present economic forecasts, this may benefit the Company, since 2008 will likely see reduced buying plans by these retailers for imported goods and more reliance on domestic producers with shorter lead times and yet similar pricing plans.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.  Cost of sales decreased to $1,717,540 (67.6% of sales) for the three months ended February 29, 2008, from $2,535,076 (69.9% of sales) for the three months ended March 2, 2007.  These improvements are due to continued efforts to control expenses and constantly monitor production capabilities despite well-documented downturns in the economy.  Additionally, the Company has seen significant improvements in full-time employee equivalents, due to better management of embellishment runs and productivity.  The cost management efforts also led to the gross profit for the current period decreasing by $267,464, while the margins increased by 2.3 points on lower sales to 32.4% for the first quarter of 2008, from 30.1% for the three months ended March 2, 2007.

Operating and Other Expenses

General and administrative expenses decreased for the current quarter to $422,886 from $700,856 in the first quarter of 2008. The decline was caused by a decrease in wages, legal fees, and provisions for bad debts.

Royalty, commissions, and selling expenses are partially proportionate to sales, and also carry a fixed component for salaries, travel, leases and other sundry expenses of operating an in-house sales function.  These expenses for the three months ended February 29, 2008 were $560,011, versus $575,416 for the three months ended March 2, 2007. These expenses have increased as a percentage of sales (22.0% in 2008 versus 15.9% in 2007) due to higher commissions paid on a significant customer’s sales, increased royalties enacted by some colleges, and higher selling expenses due to investments in new licensing opportunities that can result in revenues earned by outside sales representatives and corresponding sales mix changes.

Corporate expenses for the three months ended February 29, 2008, decreased slightly to $267,772 as compared to $281,949 for the same period in 2007.   This change can be attributed to lower professional fees, which was partially offset by higher wage expense.

Interest expense reflects the cost of borrowing on the line of credit and all short and long-term debt.  The amount decreased to $155,297 for the three months ended February 29, 2008, from $172,464 for the three months ended March 2, 2007.  The decrease is attributable to lower average outstanding balances on the line of credit as well as the interest rate resulting from a decrease in the prime rate.

Other income or expense items totaled $74,117 of income for the three months ended February 29, 2008, as compared to $3,867 in expense for the three months ended March 2, 2007.  The increase was caused principally by economic development incentives earned and other sundry items.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items as required by SFAS 109.  The benefit for income taxes for the three months ended February 29, 2008 was $173,051, as compared to $252,749 for the three months ended March 2, 2007.

Financial Position, Capital Resources, and Liquidity – February 29, 2008 and November 30, 2007

At February 29, 2008, working capital was $1,623,105, which is a decrease from working capital at November 30, 2007 of $2,076,948.  A substantially lower trade receivables balance, offset by an increase in inventory balances contribute to the lower working capital along with lower trade payables, accrued expenses, and revolving credit facility.

The Company’s cash on hand and in banks at February 29, 2008 was $63,928, as compared to $200,276 at November 30, 2007. Differences in cash on hand are attributed to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations in the three months ended February 29, 2008, was $1,861,062 as compared to $618,247 of cash provided by operations for the three months ended March 2, 2007.  The increase in cash provided related primarily to a significant decrease in trade receivables, which was partially offset by an increase in inventories and a decrease in accrued expenses.

Cash from investing activities produced a net outflow of $24,692 for the three months ended February 29, 2008, as compared to an outflow of $10,619 for the same period the prior year.  These relatively low expenditures for capital and intangible assets reflect the Company’s commitment to sound cash and investment management.

Cash for financing activities produced net outflows of $1,972,718 for the current quarter and $607,341 for the first quarter of 2007. This variation is the result of a substantially lower line of credit balance.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and promissory notes issued by Crossroads Bank. The credit facility has a maximum limit of $7,500,000 of which the Company had drawn $3,740,483 as of February 29, 2008. Cash availability from the revolving line of credit was $746,495 as of February 29, 2008 and $687,101 on March 2, 2007 as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on November 30, 2008.  The Crossroads Bank Promissory Notes consist of four loans with an aggregate balance of $3,046,076 at February 29, 2008 payable in monthly installments of $41,292 of principal and interest.  The Company has made all payments on these loans timely and has continued to operate within the established formulas for advances and repayments.

Under the Company’s credit facility agreement with National City Bank, the Company may draw up to the sum of 85% of eligible accounts receivable and 55% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility agreement. In addition, the credit facility agreement provides for monthly payments of interest at National City Bank’s published prime rate plus .25% (6.0% was the published rate at February 29, 2008) and reporting on certain quarterly financial covenants.  Accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one director collateralize the borrowings under the credit facility.  All payments have been timely made under this credit facility and the Company has operated within the borrowing base formula outlined above since its inception.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC principal partners are comprised of one director and two significant shareholders of the Company. As of February 29, 2008, interest expense on this loan totaled $5,204 for the three months then ended, and accrued interest was $31,918.  As of March 2, 2007, interest expensed and accrued for this loan totaled $10,743 and $10,598, respectively, for the three months then ended.  By agreement with Next Investors, LLC, the Company continues to accrue interest but is not making regular monthly payments.  Under the terms of a subordination agreement among National City Bank, Next Investors, LLC and the Company, payments due under the agreement are to be suspended in the event of a default under the credit facility between National City Bank and the Company, and that upon notice from National City Bank to Next Investors, LLC, the terms of the subordinated loan agreement must be suspended and Next Investors, LLC will not be able to declare a default, renegotiate the terms of the note, or otherwise take any action until such time as National City Bank declares the Company to be in compliance with a new agreement or has been paid in full by the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from National City Bank since that loan charges interest at prime plus or minus one-quarter of one percent determined by the  Company’s performance against predetermined leverage ratios.  At $3.7 million, a 1% change in the prime rate would impact the Company by $37,000 depending upon the direction of the prime rate change.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 19, 2007, the Company entered into a Securities Purchase Agreement with C. W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  The Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of shares of common stock issuable upon exercise of the Warrant are subject to adjustment as provided in the Warrant.  Under the terms of the Purchase Agreement, the Purchaser has certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.

Item 5.   Other Information

(a)

Reports on Form 8-K

(1) A report on Form 8-K dated January 24, 2008, reporting the resignation of Rick Talbert from the Company.

(2) A report on Form 8-K dated February 11, 2008, reporting a press release announcing fiscal 2007 results.

(3) A report on Form 8-K dated April 2, 2008, reporting a press release announcing first quarter results.

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

April 4, 2008

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