Form 10-Q
period 2008-05-30
NEXT INC/TN
filed 2008-07-08
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [  ]     Accelerated Filer [  ]     Non-Accelerated Filer [  ]     Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 30, 2008, there were 27,342,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of May 30, 2008, and November 30, 2007

3

Condensed Consolidated Statements of Operations for the three and six months ended

May 30, 2008, and June 1, 2007

4

Condensed Consolidated Statements of Cash Flows for the six months ended

May 30, 2008, and June 1, 2007

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

16

Item 4. Controls and Procedures

16

Part II – Other Information

Item 1.  Legal Proceedings

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 4T.  Submission of Matters to a Vote of Security Holders

17

Item 6.  Exhibits

17

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 30, 2008	November 30, 2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$115,328	$200,276
Accounts receivable, net of allowances for doubtful accounts and contractual allowances of $210,943 and $712,138, respectively	2,471,204	6,410,106
Inventories	5,574,511	5,291,277
Prepaid expenses	261,646	207,864
Other current assets	70,124	98,633
Total current assets	8,492,813	12,208,156
Property, plant and equipment, net	2,199,791	2,303,213
Goodwill	4,369,825	4,369,825
Deferred taxes	1,404,402	874,396
Other assets, net	942,400	1,095,672
Total Assets	$17,409,231	$20,851,262

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,814,249	$2,396,764
Accrued expenses and other current liabilities	748,118	1,513,318
Short-term debt and current maturities	277,143	277,023
Loan from stockholders	300,000	300,000
Line of credit	4,086,823	5,644,103
Total current liabilities	7,226,333	10,131,208
Long-term debt, less current maturities	2,697,825	2,838,151
Total liabilities	9,924,158	12,969,359
Stockholders’ equity	7,485,073	7,881,903
Total Liabilities and Stockholders’ Equity	$17,409,231	$20,851,262

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	May 30, 2008	June 1, 2007
	(unaudited)	(unaudited)
Net sales	$2,117,244	$2,157,310
Cost of sales	1,683,202	1,661,962
Gross profit	434,042	495,348

General, administrative, and selling expenses	1,227,084	1,224,793
Operating loss	(793,042)	(729,445)

Interest	(124,173)	(150,487)
Other income (expense)	464	(56,681)
Loss before income taxes	(916,751)	(936,613)

Benefit for income taxes	356,955	365,968
Net loss	$(559,796)	$(570,645)
Net loss per share, basic and diluted	$(0.02)	$(0.03)
Weighted average shares outstanding, basic & diluted	24,256,506	18,574,296

	Six Months Ended
	May 30, 2008	June 1, 2007
	(unaudited)	(unaudited)
Net sales	$4,658,167	$5,783,233
Cost of sales	3,400,742	4,197,038
Gross profit	1,257,425	1,586,195

General, administrative, and selling expenses	2,477,753	2,783,014
Operating loss	(1,220,328)	(1,196,819)

Interest	(279,470)	(322,951)
Other income (expense)	74,581	(60,548)
Loss before income taxes	(1,425,217)	(1,580,318)

Benefit for income taxes	530,006	618,717
Net loss	$(895,211)	$(961,601)
Net loss per share, basic and diluted	$(0.04)	$(0.05)
Weighted average shares outstanding, basic & diluted	23,043,576	18,590,506

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 30, 2008	June 1, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(895,211)	$(961,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	290,188	332,346
Noncash compensation	1,011	1,011
Noncash fees	2,370	43,654
Bad debt expense	15,000	(4,200)
Deferred taxes	(530,006)	(618,717)
Changes in operating assets and liabilities:
Accounts receivable	3,923,902	5,336,507
Inventories	(283,234)	(422,399)
Prepaid expenses	(53,782)	49,618
Other assets	29,343	(39,231)
Accounts payable	(582,515)	(1,903,195)
Accrued expenses and other liabilities	(765,200)	(330,692)
Total adjustments	2,047,077	2,444,702
Net cash provided by operating activities	1,151,866	1,483,101

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,723)	(13,767)
Cash paid for intangible assets	(7,605)	(10,287)
Net cash used in investing activities	(34,328)	(24,054)

Cash flows from financing activities:
Revolving credit facility, net	(1,557,280)	(1,193,484)
Repayments of long term debt, loans and notes payable	(140,206)	(305,831)
Issuance of common stock, net	495,000	–
Net cash used in financing activities	(1,202,486)	(1,499,315)

Net change in cash	(84,948)	(40,268)
Cash, beginning of period	200,276	80,700
Cash, end of period	$115,328	$40,432

Supplemental Information:
Cash paid during the period for interest	$314,982	$306,693
Cash paid during the period for income taxes	$–	$6,248

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of debt	$–	$344,574
Equity securities retired in payment of note receivable	$–	$360,000
Equity securities issued in payment of services	$–	$30,000

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of November 30, 2007, (and disclosure information as applicable) contained herein has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rules 8-03 and 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at May 30, 2008, and November 30, 2007, and its results of operations for the three and six months ended May 30, 2008, and June 1, 2007, and the cash flows for the six months ended May 30, 2008, and June 1, 2007. Operating results for the three and six months ended May 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending November 28, 2008. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisitions of several smaller enterprises, and their respective customer bases, the introduction of additional product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the six months ended May 30, 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 73% of total sales.  Amounts due to the Company from these three largest customers accounted for 82% of accounts receivable as of May 30, 2008.  In the six months ended June 1, 2007, sales to the Company’s top two customers whose purchases were greater than or equal to ten percent of total sales accounted for 65% of total sales. Amounts due to the Company from these two largest customers accounted for 78% of accounts receivable as of November 30, 2007.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.

New Pronouncements

In December 2006 and June 2008, the Securities and Exchange Commission (“SEC”) issued final rules that set the dates by which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending on or after December 15, 2007, which will be the Company’s fiscal year ending November 28, 2008, and must comply with the auditor attestation requirement in fiscal years ending on or after December 15, 2009, which will be the Company’s fiscal year ending December 3, 2010.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates and has begun a detailed review of its internal control environment.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company will evaluate the impact the provisions of SFAS 141(R) and will adopt this standard for our fiscal year beginning on November 28, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements, but will change current practice for some entities. The Company adopted SFAS 157 effective December 1, 2007.  However, in February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  Accordingly, the Company’s adoption of this standard on December 1, 2007, is limited to financial assets and liabilities.  The initial adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial statements.  However, the Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of May 30, 2008, and November 30, 2007, consisted of the following:

	May 30, 2008	November 30, 2007
Raw materials	$2,242,901	$2,379,754
Finished goods	3,331,610	2,911,523
	$5,574,511	$5,291,277

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at May 30, 2008, and November 30, 2007, are as follows:

	May 30, 2008	November 30, 2007
Assets: Accounts receivable allowance	$28,959	$23,844
Net operating loss carryforwards	1,597,300	1,089,992
Total deferred tax assets	$1,626,259	$1,113,836
Liabilities:
Property, plant and equipment	$165,024	$184,413
Goodwill and other intangibles	56,833	55,027
Total deferred tax liabilities	$221,857	$239,440

Deferred taxes, net, noncurrent	$1,404,402	$874,396

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

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at May 30, 2008, and November 30, 2007, consisted of the following:

	May 30, 2008		November 30, 2007
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$4,086,823	$–	$5,644,103	$–
Notes payable	577,143	2,697,825	577,023	2,838,151
Total	$4,663,966	$2,697,825	$6,221,126	$2,838,151

On November 21, 2007, the Company entered into an amendment to its revolving credit facility with National City Bank of Indiana. The revolving credit facility has a maturity date of November 30, 2008, and a maximum credit limit of $7.5 million.  Advance rates on eligible accounts receivable and inventory are 85% and 55%, respectively.  The interest rate is set at prime plus a percentage ranging from .25% to .75%, depending on certain financial ratios.  The loan is collateralized by accounts receivable, inventory, and the limited personal guarantees of the Company’s Chief Executive Officer and one board member.  Certain financial covenants are calculated and reported on a quarterly basis.

The notes payable include promissory notes issued to Crossroads Bank with respect to four loans with an aggregate balance of $2,974,968 at May 30, 2008, payable in monthly installments of $41,292 of principal and interest.   The interest rates vary between the loans from 6.0% to 7.0%.  The promissory notes are collateralized by land, buildings and machinery and equipment, and the limited personal guarantees of one board member and one significant stockholder.  The loans contain financial covenants identical to those under the revolving credit facility.

Also included in notes payable is a subordinated loan agreement with Next Investors, LLC for $500,000, entered into on November 30, 2006, which the Company used to replace an agreement with Next Investors, LLC, originally executed on July 20, 2005. The balance of the loan at May 30, 2008, was $300,000.  The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC’s principal partners are comprised of one director and two significant stockholders of the Company. As of May 30, 2008, interest expense on this loan totaled $4,123 and $9,327 for the three and six months then ended, respectively, and accrued interest was $36,041.  As of June 1, 2007, interest expense on this loan totaled $10,743 and $21,486 for the three and six months then ended, respectively, and accrued interest was $21,341.  By agreement with Next Investors, LLC, the Company continues to accrue interest but is not making scheduled quarterly payments.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	May 30, 2008	November 30, 2007
Common stock, $.001 par value; 100,000,000 shares authorized, 27,342,055 and 21,824,055 shares issued and outstanding at May 30, 2008, and November 30, 2007, respectively	$27,342	$21,824
Additional paid-in capital	8,416,038	7,924,186
Accumulated deficit	(933,534)	(38,323)
Unearned compensation	(24,773)	(25,784)
Total stockholders’ equity	$7,485,073	$7,881,903

On April 28, 2008, the Company entered into securities purchase agreements (the “Purchase Agreements”) with each of Charles W. Reed, Dan F. Cooke, the William B. Hensley III Family Trust and Jeffery R. Kellam (collectively, the “Investors”), pursuant to which the Company issued an aggregate of 5,500,000 shares of common stock (the “Shares”) and warrants (the “Warrants”) for the purchase of an aggregate of up to 2,750,000 shares of common stock (the “Warrant Shares”) (the Shares, the Warrants and the Warrant Shares are referred to herein collectively as the “Securities”) for an aggregate gross offering price of $550,000 in cash.  Each Share was sold to the Investors at a purchase price of $0.10 per Share, with each of Messrs. Reed and Cooke, who are directors of the Company, and the William B. Hensley III Family Trust purchasing 1,500,000 of the Shares and a warrant for the purchase of up to 750,000 of the Warrant Shares, and Mr. Kellam purchasing 1,000,000 of the Shares and a warrant for the purchase of up to 500,000 of the Warrant Shares.  The Warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per Share.  The exercise price and the number of Warrant Shares issuable upon exercise of each Warrant is subject to adjustment as provided therein.  Under the terms of the Purchase Agreements, the Investors have certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.  The offer and sale of the Securities (the “Private Offering”) was exempt from registration pursuant to Rule 506 under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On November 19, 2007, the Company entered into a securities purchase agreement with Mr. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant (the “November Warrant”) to purchase up to 1,087,500 shares of common stock (the “November Warrant Shares”) for an aggregate offering price of $500,000 in cash.  The November Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and had an original exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of shares of common stock issuable upon exercise of the November Warrant are subject to adjustment as provided therein.  Under the terms of the securities purchase agreement, Mr. Reed has certain demand registration rights that may be exercised with respect to the shares so issued and the November Warrant Shares.  In connection with the Private Offering discussed above, the Company and Mr. Reed agreed to amend the November Warrant (i) to reflect the automatic reduction, in accordance with the terms of the November Warrant, in the stated exercise price to $0.10 per share during the entire seven-year exercise period thereof as a result of the Private Offering and (ii) to change the effect of certain anti-dilution provisions to specify an increase in the number of November Warrant Shares to up to 1,367,000 shares, in each case subject to further adjustment as provided in the November Warrant, as so amended.

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and six months ended May 30, 2008, and June 1, 2007, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

Three months ended
	May 30, 2008	June 1, 2007
Numerator:
Net loss	$ (559,796)	$ (570,645)
Denominator:
Basic weighted average common shares	24,256,506	18,574,296
Basic and diluted loss per share	$ (0.02)	$ (0.03)

Six months ended
	May 30, 2008	June 1, 2007
Numerator:
Net loss	$ (895,211)	$ (961,601)
Denominator:
Basic weighted average common shares	23,043,576	18,590,506
Basic and diluted loss per share	$ (0.04)	$ (0.05)

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, embellishes, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company is continually expanding its license program, which currently includes the following

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, Varsity Classic™ , and Campus Traditions USA™ lines for most major colleges and universities in the United States;

▪

Licensing agreements with Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, and Ford® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Campus Traditions USA™ and Cadre Athletic™, among others; and

▪

Licensing and distribution agreements with Sturgis “Bike Rally”, GRITS, and Chuck E. Cheese™.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended May 30, 2008, and June 1, 2007. These statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,117,244	$2,157,310	$4,658,167	$5,783,233
Cost of sales	1,683,202	1,661,962	3,400,742	4,197,038
Gross profit	434,042	495,348	1,257,425	1,586,195
Operating and other expenses:
General and administrative expenses	482,395	576,752	905,281	1,277,608
Royalties, commissions, and selling expenses	452,898	364,846	1,012,909	940,262
Corporate expenses	291,791	283,195	559,563	565,144
Interest expenses	124,173	150,487	279,470	322,951
Other (income) expenses	(464)	56,681	(74,581)	60,548
Total operating and other expenses	1,350,793	1,431,961	2,682,642	3,166,513
Loss before income taxes	(916,751)	(936,613)	(1,425,217)	(1,580,318)
Benefit for income taxes	356,955	365,968	530,006	618,717
Net loss	$(559,796)	$(570,645)	$(895,211)	$(961,601)

For the three months ended May 30, 2008

Summary

Net loss for the quarter ended May 30, 2008, improved slightly to ($559,796), as compared to ($570,645) from the same quarter last year, on a $40,066 decrease in sales for the quarter.  Gross profit margin decreased by 2.46% due to additional expenses resulting from changes in the mix of items produced for sale, and the production of samples for upcoming lines.   Additionally, certain improvements in cost management continue to reflect the Company’s commitment to efficient manufacturing and business practices and are most obvious in general and administrative expenses.  Additionally, the Company benefited from lower interest expense resulting from lower interest rates.

Net Sales

Net sales decreased 1.9% to $2,117,244 for the three months ended May 30, 2008, from $2,157,310 for the three months ended June 1, 2007.  Sales to the Company’s historical top two customers during this year’s quarter were slightly more than one-half what they were in the prior year quarter, but were offset by a gain in sales volume of over eight times last year’s amount with another customer.  Further, sales to a third significant customer were nonexistent this year due to the Company’s decision last year to turn away business with low profit potential.  These results are consistent with the mixed conditions being experienced in the apparel segment of the retail industry.  While some retailers are struggling, others appear less affected and are expanding their supply chain into areas from which Company is benefiting.  This condition is why the Company has experienced a rather large increase with a significant customer.  This customer has been a customer of the Company for several years as a result of one of the Company’s acquisitions, but was doing very little business with the Company when acquired.  Through the efforts of management, the Company is developing a strong, long-term relationship with that customer after experiencing a decline that resulted from the mismanagement of that account by the former owner.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales increased  slightly to $1,683,202 (79.5% of sales) for the three months ended May 30, 2008, from $1,661,962 (77.0% of sales) for the three months ended June 1, 2007.  This increase resulted from changes in the mix of items produced for sale, consumable supplies and the production of samples for upcoming lines, but was partially offset by improved expense and productivity management which allows the Company to keep expenses down despite the rising costs of energy.

Operating and Other Expenses

General and administrative expenses decreased by 16.4% to $482,395 for the three months ended May 30, 2008.  Substantially lower expenses for wages and legal fees were offset by increases in outside services, professional fees, and the provision for bad debts.  The Company made an additional, one-time, general addition to the allowance for bad debts to take into account the current market conditions in the retail industry.

Royalties, commissions, and selling expenses are partially proportionate to sales, and also carry a fixed component for salaries, travel, leases and other sundry expenses of operating an in-house sales function.  Expenses for this area for the three months ended May 30, 2008, were $452,898 compared to $364,846 for the three months ended June 1, 2007.  The increase was caused by higher commissions paid to outside sales representatives for business they generated, offset by slightly lower royalties resulting from products that are not covered by a license because they were developed by the Company internally.

Corporate expenses for three months ended May 30, 2008, were $291,791, which was relatively flat as compared to $283,195 in the prior year quarter.  Salary expense increased, but was offset by a decrease in travel and state franchise tax expense.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt.  This expenditure decreased for the three months ended May 30, 2008, to $124,173, as compared to $150,487 for the three months ended June 1, 2007.  A significant drop in the interest rate charged under the Company’s revolving credit facility, which is tied to the national prime rate, generated this improvement.

Other income or expense items totaled $464 of income for the three months ended May 30, 2008, as compared to $56,681 in expense for the three months ended June 1, 2007.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items as required by SFAS 109.  The benefit for income taxes for the three months ended May 30, 2008, was $356,955, as compared to $365,968 for the three months ended June 1, 2007.

For the six months ended May 30, 2008

Summary

Net loss for the six months ended May 30, 2008, improved 6.9% to ($895,211), as compared to ($961,601) from the prior year period, on a $1,125,066 decrease in sales for the six month period.  Gross profit margin decreased by 0.4% due to higher expense resulting from changes in the mix of items produced and sold.   Additionally, certain improvements in cost management continue to reflect the Company’s commitment to efficient manufacturing and business practices and, as with the quarterly analysis, are most obvious in general and administrative expenses.  Additionally, the Company benefited from lower interest expense resulting from lower interest rates.

Net Sales

Net sales for the six months ended May 30, 2008, have decreased by 19.5% to $4,658,167, from $5,783,233 for the prior year period.  Substantially all of this decrease was incurred in the first quarter of 2008.  Management believes that this overall trend is not indicative of future sales growth potential as evidenced by the analysis of sales for the second quarter of 2008.  Multiple factors, including an overall stagnant economy, gasoline prices and the credit crisis coupled with weather, seasonal buying patterns and failing consumer confidence, have all contributed to shifts in consumer spending that have negatively impacted the Company’s sales volume. The retail industry, in general, is experiencing little to no growth across the country and worldwide.  When viewed in detail, the apparel segment of the retail industry is the most commodity-oriented and because the Company’s product offerings are basic in orientation as opposed to higher-fashion oriented offerings, and because the mass and mid-tier distribution channels are such a large part of the Company’s business model, these results are not surprising.  Furthermore, mass and mid-tier retailers rely on imported garments from larger suppliers to a large degree.  Since these imports require longer lead times, it is easier for them to control purchases from domestic producers such as the Company.  As mass and mid-tier retailers begin to solve their current inventory and margin issues, their ability to import goods on a timely basis will be challenging.  The Company, as a domestic producer, believes it is positioned to be more responsive to those needs because its products are currently enjoying solid sell-throughs and margins at the retail level.

Cost of Sales

The cost of sales for the six months ended May 30, 2008, was $3,400,742, down from $4,197,038 for the six months ending June 1, 2007, due to lower sales.  The gross profit margin (i.e., gross profits divided by net sales) decreased only slightly to 27.0% for the six months ended May 30, 2008, from 27.4% for the six months ended June 1, 2007, despite substantially decreased revenues, which is another sign of the Company’s improved cost and production management.  For the six months ended May 30, 2008, the Company has better controlled the use of its full-time equivalents, averaging 64.4 total employees versus 102.9 in the prior year period. Additionally, the use of temporary employees is strictly controlled, as is overtime, and both of those categories of expense are also down.

Operating and Other Expenses

General and administrative expenses decreased substantially to $905,281 for the six months ended May 30, 2008, from $1,277,608 for the six months ended June 1, 2007.  The improvement is primarily due to lower legal fees, insurance, and amortization expense, which were partially offset by increases to freight out and professional fees.  The lower legal fees result from the out of court settlement of a lawsuit last year, for which nearly $350,000 of out of pocket expense was incurred.

Royalties, commissions, and selling expenses for the six months ended May 30, 2008, increased to $1,012,909, from $940,262 for the six months ended June 1, 2007.  The increase for the current year period results from higher commission expenses paid to outside sales representatives for business they generated, offset by a decrease in royalties expense resulting from a higher percentage of products that are not covered by a license because they were developed by the Company internally.

Corporate expenses for the six months ended May 30, 2008, year-to-date, as with the second quarter of 2008, remained nearly level at $559,563, versus $565,144 for the six months ended June 1, 2007.

Interest expense for the six months ended May 30, 2008, decreased to $279,470 from $322,951 in the prior year period, which again is caused by lower interest rates.

Other income or expense for the six months ended May 30, 2008, was $74,581 of income versus $60,548 in expense for the six months ended June 1, 2007.

Financial Position, Capital Resources, and Liquidity – May 30, 2008 and November 30, 2007

At May 30, 2008, working capital was $1,266,480, resulting in a decrease of $810,468 from the working capital at November 30, 2007, which was $2,076,948.  A substantially lower trade receivables balance, offset by a small increase in inventory balances contribute to the lower working capital along with lower trade payables, accrued expenses, and revolving credit facility.

The Company’s cash on hand and in banks at May 30, 2008, was $115,328, as compared to $200,276 at November 30, 2007.  The difference in cash on hand is attributed to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations for the six months ended May 30, 2008, was $1,151,866 as compared to $1,483,101 of cash provided by operations for the six months ended June 1, 2007.  The decrease in cash provided by operations related primarily to a decrease in trade receivables as offset by an increase in accounts payable.

Cash from investing activities produced a net outflow of $34,328 for the six months ended May 30, 2008, as compared to an outflow of $24,054 for the prior year period.  This resulted from purchases of equipment and intangible assets in both periods.

Financing activities used cash of $1,202,486 and $1,499,315 for the six months ended May 30, 2008, and June 1, 2007, respectively. Repayments of long term debt and formula driven paydowns on the revolving credit facility were the sources of these outflows.  The inflow from the sale of securities, discussed in Part II, Item 2 of this Form 10-Q, partially offset the cash outflows used to paydown the revolving credit facility.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving credit facility with National City Bank of Indiana and promissory notes issued to Crossroads Bank. The revolving credit facility has a maximum limit of $7,500,000 of which the Company had drawn $4,086,823 as of May 30, 2008. Cash availability from the revolving credit facility was $331,220 as of May 30, 2008, and $311,849 as of June 1, 2007, as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on November 30, 2008.  The Crossroads Bank promissory notes relate to four loans with an aggregate balance of $2,974,968 at May 30, 2008, payable in monthly installments of $41,292 of principal and interest.  The Company has made all payments on these loans timely and has continued to operate within the established formulas for advances and repayments.

Under the Company’s amended credit facility with National City Bank, the Company may draw up to the sum of 85% of eligible accounts receivable and 55% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility. In addition, the credit facility provides for monthly payments of interest at National City Bank’s published prime rate (5.0% was the published rate at May 30, 2008) plus a percentage ranging from .25% to .75%, depending on certain financial ratios, and reporting on certain quarterly financial covenants.  Accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one director collateralize the borrowings under the credit facility.  All payments have been timely made under this credit facility, and the Company has operated within the borrowing base formula outlined above, since entry into the amendment on November 21, 2007.

The interest rate payable under the promissory notes issued to Crossroads Bank varies from 6.0% to 7.0% for the four loans.  The promissory notes are collateralized by land, buildings and machinery and equipment, and limited personal guarantees of one board member and one significant stockholder.  The loans contain financial covenants identical to those under the revolving credit facility.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The balance of the loan at May 30, 2008, was $300,000.  The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC, principal partners are comprised of one director and two significant stockholders of the Company. As of May 30, 2008, interest expense on this loan totaled $4,123 and $9,327 for the three and six months then ended, respectively, and accrued interest was $36,041.  As of June 1, 2007, interest expense on this loan totaled $10,743 and $21,486 for the three and six months then ended, respectively, and accrued interest was $21,341.  By agreement with Next Investors, LLC, the Company continues to accrue interest but is not making regular monthly payments.

The Company is in compliance with all covenants under the revolving credit facility with National City Bank and the promissory notes issued to Crossroads Bank.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and foreign currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed.  Some of its loans charge interest at prime plus a premium to prime, as determined by the Company’s performance against specified leverage ratios.  At $4.0 million, a 1% change in the prime rate would impact the Company by $40,000 depending upon the direction of the prime rate change.

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

Item 4T.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 30, 2008, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal controls over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended May 31, 2008, that were not previously included by the Company in a Current Report on Form 8-K.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 20, 2008.  At the meeting, the stockholders voted on each matter set forth below as follows:

1.

The election of five directors for a term expiring in 2009:

Nominee	For	Withheld
Ronald J. Metz	18,962,673	740,175
Robert M. Budd	18,974,673	728,175
Salvatore Geraci	19,632,423	70,425
Dan F. Cooke	18,937,673	765,175
Charles W. Reed	19,649,673	53,175

2.

The ratification of the appointment of Joseph Decosimo and Company, PLLC as the Company’s independent auditors for the fiscal years ended November 30, 2007, and November 28, 2008:

For	Against	Abstain	Broker Non-Votes
19,679,278	1,423	22,146	––

Item 6.   Exhibits

Exhibit Number	Description
10.1	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 2, 2008).
10.2	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 2, 2008).
10.3

Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and the William B. Hensley III Family Trust (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 2, 2008).

10.4	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Jeffery R. Kellam (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 2, 2008).
10.5

First Amendment to Common Stock Purchase Warrant dated April 28, 2008, by and between Next, Inc. and Charles W. Reed (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 2, 2008).

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

NEXT, INC.

July 8, 2008

By:  /s/ Robert M. Budd

Robert M. Budd,

Chief Executive Officer

By:  /s/ David O. Cole

David O. Cole,

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 2, 2008).
10.2	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 2, 2008).
10.3

Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and the William B. Hensley III Family trust (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 2, 2008).

10.4	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Jeffery R. Kellam (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 2, 2008).
10.5

First Amendment to Common Stock Purchase Warrant dated April 28, 2008, by and between Next, Inc. and Charles W. Reed (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 2, 2008).

31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.