Form 10-Q
period 2008-08-29
NEXT INC/TN
filed 2008-10-03
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 29, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number:  0-25247

———————

NEXT, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	95-4675095
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7625 Hamilton Park Drive, Suite 12

Chattanooga, Tennessee 37421

 (Address of Principal Executive Office) (Zip Code)

(423) 296-8213

 (Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 29, 2008, there were 27,354,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 29, 2008	November 30, 2007
	(unaudited)
Assets

Current assets:
Cash	$78,095	$200,276
Accounts receivable, net of allowances for doubtful accounts of $73,751 and $59,612, respectively	5,800,434	7,062,632
Inventories	5,815,155	5,291,277
Prepaid expenses	215,250	207,864
Other current assets	82,186	98,633
Total current assets	11,991,120	12,,860,682
Property, plant and equipment, net	2,141,738	2,303,213
Goodwill	4,369,825	4,369,825
Deferred taxes	1,304,439	874,396
Other assets, net	875,035	1,095,672
Total Assets	$20,682,157	$21,503,788

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,332,382	$2,396,764
Accrued expenses and other current liabilities	1,320,053	2,165,844
Short-term debt and current maturities	275,416	277,023
Loan from stockholders	300,000	300,000
Line of credit	5,125,449	5,644,103
Total current liabilities	10,353,300	10,783,734
Long-term debt, less current maturities	2,630,032	2,838,151
Total liabilities	12,983,332	13,621,885
Stockholders’ equity	7,698,825	7,881,903
Total Liabilities and Stockholders’ Equity	$20,682,157	$21,503,788

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	August 29, 2008	August 31, 2007
	(unaudited)	(unaudited)
Net sales	$7,323,686	$5,858,225
Cost of sales	5,099,300	4,020,176
Gross profit	2,224,386	1,838,049

General, administrative, and selling expenses	1,734,762	1,414,919
Operating income	489,624	423,130

Interest	(177,732)	(156,797)
Other income	477	37,512
Income before income taxes	312,369	303,845

Provision for income taxes	99,963	100,437
Net income	$212,406	$203,408
Net income per share, basic and diluted	$0.01	$0.01
Weighted average shares outstanding, basic	27,348,681	19,529,254
Weighted average shares outstanding, diluted	$27,419,459	$19,626,449

	Nine Months Ended
	August 29, 2008	August 31, 2007
	(unaudited)	(unaudited)
Net sales	$11,981,853	$11,641,458
Cost of sales	8,500,042	8,217,214
Gross profit	3,481,811	3,424,244

General, administrative, and selling expenses	4,212,515	4,197,933
Operating loss	(730,704)	(773,689)

Interest	(457,202)	(479,748)
Other income (expense)	75,058	(23,036)
Loss before income taxes	(1,112,848)	(1,276,473)

Benefit for income taxes	(430,043)	(518,280)
Net loss	$(682,805)	$(758,193)
Net loss per share, basic and diluted	$(0.03)	$(0.04)
Weighted average shares outstanding, basic & diluted	24,478,611	18,903,423

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 29, 2008	August 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(682,805)	$(758,193)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	430,079	492,816
Noncash compensation	1,517	1,517
Noncash fees	3,210	45,934
Gain on sale of assets	––	(11,473)
Bad debt expense (recovery)	15,000	(9,200)
Deferred taxes	(430,043)	(518,280)
Changes in operating assets and liabilities:
Accounts receivable	1,247,198	2,438,160
Notes receivable	21,077	27,885
Inventories	(523,878)	(1,355,678)
Prepaid expenses	(7,386)	116,679
Other assets	(3,130)	(73,432)
Accounts payable	935,618	(1,139,357)
Accrued expenses and other liabilities	(845,791)	596,715
Total adjustments	843,471	612,286
Net cash flows from operating activities	160,666	(145,907)

Cash flows from investing activities:
Purchases of property, plant and equipment	(32,223)	(19,867)
Cash received from proceeds on sale of asset	––	112,500
Cash paid for intangible assets	(17,244)	(13,815)
Net cash flows from investing activities	(49,467)	78,818

Cash flows from financing activities:
Revolving credit facility, net	(518,654)	380,839
Repayments of long term debt, loans and notes payable	(209,726)	(368,773)
Issuance of common stock, net	495,000	––
Net cash flows from financing activities	(233,380)	12,066

Net change in cash	(122,181)	(55,023)
Cash, beginning of period	200,276	80,700
Cash, end of period	$78,095	$25,677

Supplemental Information:
Cash paid during the period for interest	$520,539	$420,774
Cash paid during the period for income taxes	$––	$6,248

Non-Cash Investing and Financing Activities:
Equity securities issued in payment of debt	$––	$431,212
Equity securities retired in payment of note receivable	$––	$360,000
Equity securities issued in payment of services	$––	$30,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Organization and Operations of Company

Next, Inc. (the “Company”) is the parent company of two wholly owned subsidiaries: (i) Next Marketing, Inc.  (“Next Marketing”), and (ii) Choice International, Inc. (“Choice”).  The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes imprinted sportswear, primarily through key licensing agreements.  The Company also distributes its own proprietary designs.

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of November 30, 2007 (and disclosure information as applicable), contained herein has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rules 8-03 and 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at August 29, 2008, and November 30, 2007, and its results of operations for the three months and nine months ended August 29, 2008 and August 31, 2007, and the cash flows for the nine months ended August 29, 2008 and August 31, 2007. Operating results for the three months and nine months ended August 29, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending November 28, 2008. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisitions of several smaller enterprises, and their respective customer bases, the introduction of additional product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the nine months ended August 29, 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 77% of total sales.  Amounts due to the Company from these three largest customers accounted for 80% of accounts receivable as of August 29, 2008.  In the nine months ended August 31, 2007, sales to the Company’s top two customers whose purchases were greater than or equal to ten percent of total sales accounted for 74% of total sales. Amounts due to the Company from these two largest customers accounted for 78% of accounts receivable as of November 30, 2007.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.  Seasonality is affected by significant selling price differential which result from sales of heavier garment in fall and winter months.

New Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS No.162 is effective November 15, 2008.

In June 2008, the Securities and Exchange Commission (“SEC”) issued final rules that set the dates by which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in its annual report for fiscal years ending on or after December 15, 2007, which will be the Company’s fiscal year ending November 28, 2008, and must comply with the auditor attestation requirement in fiscal years ending on or after December 15, 2009, which will be the Company’s fiscal year ending December 3, 2010.  The Company plans to be in full compliance with these internal control reporting requirements by the effective dates and has begun a detailed review of its internal control environment.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company will evaluate the impact the provisions of SFAS 141(R) and will adopt this standard for our fiscal year beginning on November 28, 2009.

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

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of August 29, 2008, and November 30, 2007, consisted of the following:

	August 29, 2008	November 30, 2007
Raw materials	$2,567,635	$2,379,754
Finished goods	3,247,520	2,911,523
	$5,815,155	$5,291,277

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at August 29, 2008, and November 30, 2007, are as follows:

	August 29, 2008	November 30, 2007
Assets: Accounts receivable allowance	$29,132	$23,844
Net operating loss carryforwards	1,495,221	1,089,992
Total deferred tax assets	$1,524,353	$1,113,836
Liabilities:
Property, plant and equipment	$160,188	$184,413
Goodwill and other intangibles	59,726	55,027
Total deferred tax liabilities	$219,914	$239,440

Deferred taxes, net, noncurrent	$1,304,439	$874,396

The Company adopted the provisions of FIN 48 on December 1, 2007.  Upon adoption of FIN 48, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months. If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states.  The Company’s tax years 2004 through 2006 remain open to examination for U. S. Federal and state income taxes.

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at August 29, 2008, and November 30, 2007, consisted of the following:

	August 29, 2008		November 30, 2007
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$5,125,449	$––	$5,644,103	$–
Notes payable	575,416	2,630,032	577,023	2,838,151
Total	$5,700,865	$2,630,032	$6,221,126	$2,838,151

The Company has a revolving credit facility with National City Bank of Indiana. The revolving credit facility has a maturity date of November 30, 2008, and a maximum credit limit of $7.5 million.  Advance rates on eligible accounts receivable and inventory are 85% and 55%, respectively.  The interest rate is set at prime plus a percentage ranging from .25% to .75%, depending on certain financial ratios.  The loan is collateralized by accounts receivable, inventory, and the limited personal guarantees of the Company’s Chief Executive Officer and one board member.  Certain financial covenants are calculated and reported on a quarterly basis.  The Company has begun soliciting proposals from interested financial institutions to replace this credit facility before it expires on November 30, 2008.  This solicitation process is in the proposal phase, which will be followed by negotiations with those institutions that provide the best proposals.  The Company will select the best proposal based upon all facts and circumstances.

The notes payable include promissory notes issued to Crossroads Bank with respect to three loans with an aggregate balance of $2,905,448 at August 29, 2008, payable in monthly installments of $39,626 of principal and interest.   The interest rates vary between the loans from 6.0% to 7.0%.  The promissory notes are collateralized by land, buildings and machinery and equipment, and the limited personal guarantees of one board member and one significant stockholder.  The loans contain financial covenants identical to those under the revolving credit facility.  A fourth promissory note that had a balance at November 30, 2007, was paid off in the third quarter of 2008.

Also included in notes payable is a subordinated loan with Next Investors, LLC entered into on November 30, 2006, with an outstanding balance of $300,000 as of August 29, 2008.  The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC’s principal partners are comprised of one director and two significant stockholders of the Company.  As of August 29, 2008, interest expense on this loan totaled $3,922 and $13,249 for the three and nine months then ended, respectively, and accrued interest was $1,532.  As of August 31, 2007, interest expense on this loan totaled $10,743 and $32,229 for the three and nine months then ended, respectively, and accrued interest was $32,084.  The Company and Next Investors, LLC have begun negotiating an amendment to this loan agreement to extend the term one year.  The amount subject to the negotiation is $200,000.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations, but the Company is not currently a party to any legal proceedings.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	August 29, 2008	November 30, 2007
Common stock, $.001 par value; 100,000,000 shares authorized, 27,354,055 and 21,824,055 shares issued and outstanding at August 29, 2008, and November 30, 2007, respectively	$27,351	$21,824
Additional paid-in capital	8,416,869	7,924,186
Accumulated deficit	(721,128)	(38,323)
Unearned compensation	(24,267)	(25,784)
Total stockholders’ equity	$7,698,825	$7,881,903

On April 28, 2008, the Company entered into securities purchase agreements (the “Purchase Agreements”) with each of Charles W. Reed, Dan F. Cooke, the William B. Hensley III Family Trust and Jeffery R. Kellam (collectively, the “Investors”), pursuant to which the Company issued an aggregate of 5,500,000 shares of common stock (the “Shares”) and warrants (the “Warrants”) for the purchase of an aggregate of up to 2,750,000 shares of common stock (the “Warrant Shares”) (the Shares, the Warrants and the Warrant Shares are referred to herein collectively as the “Securities”) for an aggregate gross offering price of $550,000 in cash.  Each Share was sold to the Investors at a purchase price of $0.10 per Share, with each of Messrs. Reed and Cooke, who are directors of the Company, and the William B. Hensley III Family Trust purchasing 1,500,000 of the Shares and a warrant for the purchase of up to 750,000 of the Warrant Shares, and Mr. Kellam purchasing 1,000,000 of the Shares and a warrant for the purchase of up to 500,000 of the Warrant Shares.  The Warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per Share.  The exercise price and the number of Warrant Shares issuable upon exercise of each Warrant are subject to adjustment as provided therein.  Under the terms of the Purchase Agreements, the Investors have certain demand registration rights that may be exercised with respect to the Shares and the Warrant Shares.  The offer and sale of the Securities (the “Private Offering”) was exempt from registration pursuant to Rule 506 under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On November 19, 2007, the Company entered into a securities purchase agreement with Charles W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant (the “November Warrant”) to purchase up to 1,087,500 shares of common stock (the “November Warrant Shares”) for an aggregate offering price of $500,000 in cash.  The November Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and had an original exercise price equal to (i) $0.35 per share for the first five years thereof and (ii) $0.50 per share for the remaining two years thereof.  The exercise price and the number of shares of common stock issuable upon exercise of the November Warrant are subject to adjustment as provided therein.  Under the terms of the securities purchase agreement, Mr. Reed has certain demand registration rights that may be exercised with respect to the shares so issued and the November Warrant Shares.  In connection with the Private Offering discussed above, the Company and Mr. Reed agreed to amend the November Warrant (i) to reflect the automatic reduction, in accordance with the terms of the November Warrant, in the stated exercise price to $0.10 per share during the entire seven-year exercise period thereof as a result of the Private Offering and (ii) to change the effect of certain anti-dilution provisions to specify an increase in the number of November Warrant Shares to up to 1,367,000 shares, in each case subject to further adjustment as provided in the November Warrant, as so amended.

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”).  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and nine months ended August 29, 2008, and August 31, 2007, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	August 29, 2008	August 31, 2007
Numerator:
Net income	$212,406	$203,408
Denominator:
Basic weighted average common shares	27,348,681	19,529,254
Effect of dilutive stock options and warrants	70,778	97,195
Basic and diluted income per share	$0.01	$0.01

	Nine months ended
	August 29, 2008	August 31, 2007
Numerator:
Net loss	$(682,805)	$(758,193)
Denominator:
Basic weighted average common shares	24,478,611	18,903,423
Basic and diluted loss per share	$(0.03)	$(0.04)

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

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, embellishes, markets, and distributes branded imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the imprinted sportswear industries. Management believes that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company is continually expanding its license program, which currently includes the following:

•

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, Varsity Classic™ , and Campus Traditions USA™ lines for most major colleges and universities in the United States;

•

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

•

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Campus Traditions USA™ and Cadre Athletic™, among others; and

•

Licensing and distribution agreements with Sturgis “Bike Rally”, Three Stooges, GRITS, and Chuck E. Cheese™.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 29, 2008, and August 31, 2007. These statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

	Three Months Ended		Nine Months Ended
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$7,323,686	$5,858,225	$11,981,853	$11,641,458
Cost of sales	5,099,300	4,020,176	8,500,042	8,217,214
Gross profit	2,224,386	1,838,049	3,481,811	3,424,244
Operating and other expenses:
General and administrative expenses	389,926	426,086	1,295,207	1,703,694
Royalties, commissions, and selling expenses	1,118,115	719,607	2,131,024	1,659,869
Corporate expenses	226,721	269,226	786,284	834,370
Interest expense	177,732	156,797	457,202	479,748
Other (income) expenses	(477)	(37,512)	(75,058)	23,036
Total operating and other expenses	1,912,017	1,534,204	4,594,659	4,700,717
Income (loss) before income taxes	312,369	303,845	(1,112,848)	(1,276,473)
Provision (benefit) for income taxes	99,963	100,437	(430,043)	(518,280)
Net income (loss)	$212,406	$203,408	$(682,805)	$(758,193)

For the three months ended August 29, 2008

Summary

Net sales for the quarter ended August 29, 2008 increased by 25.0% to $7,323,686 as compared to $5,858,225 for the comparable quarter of last year.  This resulted in net income of $212,406 for the quarter ended August 29, 2008 which is a 4.4% improvement from $203,408 from the same quarter last year.  The main factors in the lower profit percentage were higher garment costs, increased royalty and commission expenses and higher financing charges.  These increases were offset by reduced selling, operations cost and corporate expenses as explained further below.

Multiple factors, including an overall stagnant economy, high gasoline prices and the credit crisis coupled with weather, seasonal buying patterns and failing consumer confidence, have all contributed to shifts in consumer spending that have negatively impacted the Company’s sales volume. The retail industry, in general, is experiencing little to no growth across the country and worldwide.  When viewed in detail, the apparel segment of the retail industry is the most commodity-oriented and because the Company’s product offerings are basic in orientation as opposed to higher-fashion oriented offerings, and because the mass and mid-tier distribution channels are such a large part of the Company’s business model, the Company’s results are not surprising.  Furthermore, mass and mid-tier retailers rely on imported garments from larger suppliers to a large degree.  Since these imports require longer lead times, it is easier for them to control purchases from domestic producers such as the Company.  As mass and mid-tier retailers begin to solve their current inventory and margin issues, their ability to import goods on a timely basis will be challenging.  The Company, as a domestic producer, believes it is positioned to be more responsive to those needs because its products are currently enjoying solid sell-throughs and margins at the retail level.

Net Sales

Net sales increased 25.0% to $7,323,686 for the three months ended August 29, 2008, from $5,858,225 for the three months ended August 31, 2007.  Sales to the Company’s top two historical customers during this year’s quarter were approximately one-third what they were in the prior year quarter, but were offset by a gain in sales volume of over $3 million with another customer that has now become the Company’s second largest customer.  Further, sales to a third key customer in 2007 were nonexistent this year due to the Company’s decision last year to turn away business with low profit potential. Three other key customers have also shown major improvements from the prior year as their sales increased by over 35.4% in the aggregate.  These results are consistent with the mixed conditions being experienced in the apparel segment of the retail industry.  While some retailers are struggling, others appear less affected and are expanding their supply chain into areas from which the Company is benefiting.  This is why the Company has experienced a rather large increase with a key customer.  This customer has been a customer of the Company for several years as a result of one of the Company’s acquisitions, but was doing little business with the Company when acquired.  Through the efforts of management, the Company is developing a strong, long-term relationship with that customer after experiencing a decline that resulted from the mismanagement of that account by the former owner.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales increased to $5,099,300 (69.6% of sales) for the three months ended August 29, 2008, from $4,020,176 (68.6% of sales) for the three months ended August 31, 2007.  This increase resulted from higher volume and changes in the mix of items produced for sale and were substantially offset by lower operating costs resulting from improved expense and productivity management which allows the Company to keep expenses down despite the rising costs of energy.

Operating and Other Expenses

General and administrative expenses decreased by 8.5% to $389,926 for the three months ended August 29, 2008 as compared to $426,086 for the same period of the prior year.  Lower wages, insurance cost, travel expense and amortization were the largest decreases as almost all expenses were lower this year versus last year. This is result of management’s continued efforts to control overhead costs.

Royalties, commissions, and selling expenses are partially proportionate to sales, and also carry a fixed component for salaries, travel, leases and other sundry expenses of operating an in-house sales function.  Expenses for this area for the three months ended August 29, 2008, were $1,118,115 compared to $719,607 for the three months ended August 31, 2007.  The increase was due to higher commissions paid to outside sales representatives for business they generated and slightly higher royalties rates due to mix of products.   Fixed components of selling expense were down 12.4% from the same quarter of the prior year.

Corporate expenses for the three months ended August 29, 2008, were $226,721, which is a decrease of 15.8% as compared to $269,226 in the same quarter of the prior year.  Professional fees, salary expense and travel expenses had the largest decreases.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt along with charges from a major vendor that was forced to accept slower payments on account of inventory being carried over from 2007.   Interest expense increased for the three months ended August 29, 2008, to $177,732, as compared to $156,797 for the three months ended August 31, 2007.  The increase is mainly from charges by the major vendor discussed above and was offset by lower interest rates on the revolving credit facility, which is tied to the national prime rate.

Other income or expense items totaled $477 in income for the three months ended August 29, 2008, as compared to $37,512 in income for the three months ended August 31, 2007.  The decrease is a timing difference of when the tax incentives from Wabash County, Indiana were earned in an earlier quarter in 2008.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items as required by SFAS 109.  The provision for income taxes for the three months ended August 29, 2008, was $99,963 compared to $100,437 for the three months ended August 31, 2007.

For the nine months ended August 29, 2008

Summary

Net loss for the nine months ended August 29, 2008, improved 9.9% to ($682,805), as compared to ($758,193) from the nine months ended August 31, 2007. This improvement was the result of a 2.9% sales increase, or $340,395, for the nine month period.  Gross profit margin decreased by 0.35% due to higher expense resulting from changes in the mix of items produced and sold.   Additionally, certain improvements in cost management continue to reflect the Company’s commitment to efficient manufacturing and business practices and, as with the quarterly analysis, are most obvious in general and administrative expenses.  The Company also benefited from lower interest expense resulting from lower interest rates despite the vendor financing charges discussed previously for the quarter.

Net Sales

Net sales for the nine months ended August 29, 2008, increased by 2.9% to $11,981,853, from $11,641,458 for the same period in the prior year.   After substantial decreases in the first half of 2008, the Company has made significant progress in diversifying the major customers and bringing new product to the market by developing more strategic core programs as discussed more completely in the section for the three months ended August 29, 2008 above.

Cost of Sales

Cost of sales for the nine months ended August 29, 2008, was $8,500,042, an increase of 3.4% from $8,217,214 for the nine months ending August 31, 2007.  Gross profit margin (i.e., gross profits divided by net sales) is substantially flat at 29.1% for the nine months ended August 29, 2008 as compared to 29.4% for the same period of the prior year.  The slight change of gross profit margin is result of increase in garment cost that was not completely offset by decreases in manufacturing cost.  Labor cost has decreased by $247,645, 2.4%, from the same period in the prior year.

Operating and Other Expenses

General and administrative expenses decreased substantially to $1,295,207 for the nine months ended August 29, 2008, from $1,703,694 for the nine months ended August 31, 2007.  The improvement is primarily due to lower legal fees, insurance, wages and amortization expense, which were partially offset by increases to professional fees, outside services, freight out and provision for bad debt.  The lower legal fees result from an out-of-court settlement of a lawsuit last year, for which nearly $350,000 of out of pocket expense was incurred.

Royalties, commissions, and selling expenses for the nine months ended August 29, 2008, increased to $2,131,024, from $1,659,869 for the nine months ended August 31, 2007.  The increase for the current year period results from higher commission expenses paid to outside sales representatives for business they generated offset by a decrease in royalty expense resulting from a higher percentage of products that are not covered by a license because they were developed by the Company internally.

Corporate expenses for the nine months ended August 29, 2008, decreased 5.8% to $786,284 from $834,370 for the same period of the prior year.  Decreases in professional fees, travel cost and taxes were partially offset by increases in wages, auto expense, rent and taxes.

Interest expense for the nine months ended August 29, 2008, decreased to $457,202 from $479,748 in the prior year period, which was result of lower interest rates on the revolving credit facility, which is tied to the national prime rate. This was partially offset by interest charges from a major vendor as more fully discussed earlier in the discussion of results for the three months ended August 29, 2008.

Other income or expense for the nine months ended August 29, 2008, was $75,058 of income versus $23,036 in expense for the nine months ended August 31, 2007.

Financial Position, Capital Resources, and Liquidity – August 29, 2008 and November 30, 2007

At August 29, 2008, working capital was $1,637,820, resulting in a decrease of $439,128 from the working capital at November 30, 2007, which was $2,076,948.  Lower trade receivables and higher trade accounts payable balances, offset by an increase in inventory and decreases in accrued expense and line of credit balances contribute to the lower working capital.

The Company’s cash on hand and in banks at August 29, 2008, was $78,095, as compared to $200,276 at November 30, 2007.  The difference in cash on hand is attributed to timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations for the nine months ended August 29, 2008, was $160,666 as compared to $145,907 of cash used by operations for the nine months ended August 31, 2007.  The cash provided by operations relates primarily to a decrease in trade receivables and increased accounts payable balances caused and offset by an increase in inventory and decreases in accrued expenses and the line of credit balances during the nine months ended August 29, 2008.

Investing activities used cash of $49,467 for the nine months ended August 29, 2008, as compared to cash provided of $78,818 for the prior year period.  This resulted from purchases of equipment and intangible assets in both periods offset by a sale of assets in the prior period.

Financing activities used cash of $233,380 for the nine months ended August 29, 2008, and provided cash of $12,066 in the nine months ended August 31, 2007.  Repayments of long term debt and formula driven pay downs on the revolving credit facility were the sources of these outflows.  The inflow from the sale of securities partially offset the cash outflows used to paydown the revolving credit facility.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its revolving credit facility with National City Bank of Indiana and promissory notes issued to Crossroads Bank. The revolving credit facility has a maximum limit of $7,500,000 of which the Company had drawn $5,125,449 as of August 29, 2008. Cash availability from the revolving credit facility was $1,854,955 as of August 29, 2008, and $1,790,145 as of August 31, 2007, as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on November 30, 2008.  The Company has begun soliciting proposals from interested financial institutions to replace this credit facility before it expires on November 30, 2008.  This solicitation process is in the proposal phase, which will be followed by negotiations with those institutions that provide the best proposals.  The Company will select the best proposal based upon all facts and circumstances.

Under the Company’s amended credit facility with National City Bank, the Company may draw up to the sum of 85% of eligible accounts receivable and 55% of eligible raw materials and eligible finished goods inventory, as defined in the credit facility. In addition, the credit facility provides for monthly payments of interest at National City Bank’s published prime rate (5.0% was the published rate at August 29, 2008) plus a percentage ranging from .25% to .75%, depending on certain financial ratios, and reporting on certain quarterly financial covenants.  Accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one director collateralize the borrowings under the credit facility.  All payments have been timely made under this credit facility, and the Company has operated within the borrowing base formula outlined above, since entry into the amendment on November 21, 2007.

The Crossroads Bank promissory notes relate to three loans with an aggregate balance of $2,905,448 at August 29, 2008, payable in monthly installments of $39,626 of principal and interest.  The Company has made all payments on these loans timely and has continued to operate within the established formulas for advances and repayments. A fourth promissory note that had a balance at November 30, 2007, was paid off in the third quarter of 2008. The interest rate payable under the promissory notes issued to Crossroads Bank varies from 6.0% to 7.0% for the three loans.  The promissory notes are collateralized by land, buildings and machinery and equipment, and limited personal guarantees of one board member and one significant stockholder.  The loans contain financial covenants identical to those under the revolving credit facility.

Also included in notes payable is a subordinated loan with Next Investors, LLC entered into on November 30, 2006, with an outstanding balance of $300,000 as of August 29, 2008.  The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan has an interest rate of prime plus .25% and a maturity date of November 30, 2008. Next Investors, LLC, principal partners are comprised of one director and two significant stockholders of the Company. As of August 29, 2008, interest expense on this loan totaled $3,922 and $13,249 for the three and nine months then ended, respectively, and accrued interest was $1,532.  As of August 31, 2007, interest expense on this loan totaled $10,743 and $32,229 for the three and nine months then ended, respectively, and accrued interest was $32,084.  The Company and Next Investors, LLC have begun negotiating an amendment to this loan agreement to extend the term one year.  The amount subject to the negotiation is $200,000.

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

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed.  Some of its loans charge interest at prime plus a premium to prime, as determined by the Company’s performance against specified leverage ratios.  At $5.0 million, a 1% change in the prime rate would impact the Company by $50,000 depending upon the direction of the prime rate change.

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

Item 4T.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2008, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended August 29, 2008, that were not previously included by the Company in a Current Report on Form 8-K.

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

NEXT, INC.

Date: October 3, 2008	By:	/s/ ROBERT M. BUDD
Robert M. Budd Chief Executive Officer

	By:	DAVID O. COLE
David O. Cole
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 2, 2008).

10.2	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 2, 2008).

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