Form 10-K
period 2008-11-28
NEXT INC/TN
filed 2009-03-13
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No  ☒

As of May 30, 2008 the aggregate market value of the registrant’s common stock was approximately US $801,680 which value, solely for the purposes of this calculation, excludes common stock held by the registrant’s affiliates, including major shareholders, officers, and directors. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the registrant.

The number of shares of the registrant’s common stock issued and outstanding as of March 2, 2009 was 27,369,055.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the registrant’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K to the extent described herein.

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

GOING CONCERN.  We currently do not have a replacement bank for our asset based line of credit.  Our current bank has extended the existing line by means of a Forbearance Agreement which expires on April 30, 2009.  The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended November 28, 2008 contains an explanatory paragraph regarding substantial doubt as to our ability to continue as a going concern based upon our reliance on a line of credit to finance our operations and our recurring losses from operations.

We are dependent upon available cash, operating cash flow and our line of credit to meet our capital needs.  We are considering all strategic options and alternatives to improve our liquidity and provide us with working capital to fund our continuing business operations which include debt and equity financing as an alternative to supply our cash needs however, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance we will be successful in replacing our line of credit or be able to execute any strategic options and alternatives in time to solve our current line of credit expiration problem. We have pursued additional sources of equity capital, which our current line of credit lender has, to date, not agreed to on an acceptable basis.  In summary, it appears that the only thing they will accept is their replacement by April 30, 2009.

We have executed several restructuring and refinancing initiatives which have occurred from mid-2008 to the present that include:

•

Solicitation and evaluation of proposals to replace our current asset based line of credit beginning in mid-April, 2008

•

A reorganization in  October, 2008 that included personnel terminations from all parts of the organization; and

•

Conversion of selling personnel expenses from fixed to variable

While we believe that these initiatives will better align our costs with our anticipated revenues going forward, it will take time for these initiatives to have an impact on our net revenue and operating income.

The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

THE BUSINESS. The Company is a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded imprinted sportswear primarily through key licensing agreements in addition to the Company’s own proprietary designs.  Products are imported, outsourced and embellished in-house via both the screenprint and embroidery processes.

The Company’s management (“Management”) believes that there are substantial growth opportunities in the imprinted sportswear industry and that the Company can be positioned to take advantage of these growth opportunities presuming that it can find a suitable replacement for its current asset based line of credit. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices.

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

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others; and,

▪

Licensing and distribution agreements with GRITS (Girls Raised In The South) and Chuck E. Cheese.

The Company is continually reviewing additional licensing programs and proprietary designs to further expand its licensing program and proprietary design portfolio.

OPERATIONS. The Company is one of the larger companies in the highly fragmented licensed imprinted sportswear industry. The Company has implemented its strategy of “Creating Retail Programs that Exceed Sales Expectations” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted and embroidered sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•

High quality, imprinted sportswear. Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of costing, and effectively sourcing its products from international suppliers. The Company’s facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as: (a) for customized imprinted sportswear that, due to the uniqueness of the product, is not suited for the standardized long runs of offshore production, (b) for “hot market” reorders of just-in-time inventory such as for major sporting events, and (c) for demand that exceeds forecasts leading to the need for quick replenishment orders. The Wabash facility, with the capability to produce both imprinted and embroidered products, utilizes a customized inventory management system with emphasis on automation of the manufacturing process, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to manage costs, shorten delivery time and enhance quality control of our products.  This capability translates into a competitive advantage for the Company over a competitor with no manufacturing operation.

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

•

Upscale brand identity. The Company offers a style of products that is built on quality and strong imagery. Our marketing themes revolve around college and university brands, high schools, motor sports, outdoor lifestyle, motorcycle biking, fishing, water sports, and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the retail level with specialized planograms and displays that present our lines as distinctive collections. The Company’s target customers are mid tier, mass and specialty retailers. Our targeted consumers enjoy casual settings, college and sporting activities, or relaxed weekend environments. We believe that our consumers are seeking a refined level of product quality and distinctiveness, and our designs, manufacturing standards and marketing are structured accordingly.

•

Customer “Just in Time” inventory. The Company has the capability to work with our customers to tailor purchase orders and inventory levels to create maximum efficiency for both parties.  By matching inventory mix to each customer’s location needs and tracking the location’s stock levels, the Company’s system creates new orders to maintain pre-approved quantities.  The system objective is to increase customer sell-throughs while maintaining stock levels to avoid out of stocks.

INFORMATION SYSTEMS. We employ an integrated, real-time management information system that is specifically designed for our business. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, cost system, planning and control, and detailed perpetual inventory systems. As our production personnel track original purchases through various factory production phases, our merchandisers track sales in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. Our product development team utilizes sophisticated computer-aided design software to meet our customers’ design, collaboration and specification requirements. We also have a remote-order entry system for our sales force, allowing them to monitor and establish sales plans and communicate order specifics. Customer service personnel receive this uploaded information daily and have real-time access to inventory availability.

         This information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2008, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

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

          During the fiscal year 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for approximately 80% ($14,431,701) of total sales.  In the fiscal years 2007 and 2006, approximately 75.2% ($15,205,208) and 61.9% ($17,798,888) respectively, of net sales of the Company were to its two largest customers that were greater than or equal to ten percent of total sales,  While these trends do not seem to intuitively support an expansion of the customer base, they result because it has been necessary to decline business with the potential to be unprofitable, as discussed above.  The Company believes that this diversification, enrichment and expansion program will continue to produce more profitable results in the coming years and as sales volume in these programs increases, the leveraging of more profitable programs against a relatively fixed expense and infrastructure will become more apparent.

The following represent a cross section of the Company’s customers segregated by distribution channel:

National Retail Merchants:	Kohl’s, Wal-Mart, K-Mart, Dillard’s, J.C. Penney, Belk,
Specialty Retailers:	Sam’s Wholesale Club, Gordman’s, Cracker Barrel, Shopko, Dollar General
Sporting Goods Chains:	Academy, Global Sports International, NIKCO Sports
Corporate Accounts and College Book Stores:	Alumni Hall, Gym Rats, Campustown, ND Events, Rivals.com
Motor Sports:	Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, Ford®, and motorcycle dealers
E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industry in which the Company competes is highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that includes the following:

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

Trends. A significant industry trend is the evolving requirements of customers to have suppliers provide enhanced value-added services to them. A primary attribute that customers are seeking is a company’s ability to be a “one-stop shop” for all product requirements. In effect, customers are now looking to their suppliers to provide enhanced value-added services: design and graphic capabilities, fulfillment and warehousing, company store planning and execution, and on-line purchasing.

SUPPLIERS. The Company sources a significant portion of its products through suppliers with international relationships. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.  In 2008, key suppliers included Linter Industries Corporation, Gildan Activewear SRL, and Delta Apparel, Inc.

SEASONALITY. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.

EMPLOYEES. As of March 2, 2009, the Company had approximately sixty-two full time and three part-time employees. During fiscal 2008, the Company employed as many as 158 due to seasonal demands of the business.  We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND FINANCING. On November 21, 2007, the Company signed an amendment to its credit facility with National City Bank.  Pursuant to the amendment, National City Bank waived any violations of financial covenants prior to the date of the amendment, the maturity date of the Company’s line of credit facility was changed to November 30, 2008, the advance rate on eligible raw materials and finished goods inventory was decreased to 55% from 60%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including  capital injections.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.  The credit facility was extended twice by National City Bank until December 15, 2008 and January 31, 2009, respectively.  The interest rate was increased to prime plus four percent for those extension periods.  On January 31, 2009, the Company and National City Bank entered into an Agreement, which extended the maturity to April 30, 2009, as a result of the Company’s inability to find another bank to replace National City Bank (now a part of PNC Bank).  The Company’s inability to replace National City Bank is the direct result of a nearly nonexistent credit market for companies like us in the apparel industry.  Under the Agreement with National City Bank, the interest rate escalated to prime plus six percent on February 1, 2009 and prime plus eight percent on March 1, 2009; and escalates to prime plus ten percent on April 1, 2009; and, finally, prime plus twelve percent after April 30, 2009, presuming that National City Bank has not been replaced by then.  Furthermore, under the January 31, 2009 Agreement, the Company’s total line of credit was reduced to $5,000,000 and National City Bank agreed to waive any covenant defaults and to suspend covenant calculations until April 30, 2009.  The Company is still in discussions with several prospective lenders and is considering all strategic alternatives to solve our current line of credit expiration problem. We have pursued additional sources of equity capital, which our current line of credit lender has, to date, not agreed to on an acceptable basis.  In summary, it appears that the only thing they will accept is their replacement by April 30, 2009.

The Company’s previous credit facility with National City Bank was entered into on January 31, 2007 with a two year term.  That agreement increased the total line of credit to $7,500,000, decreased the interest rate to prime plus or minus .25% (depending on certain financial ratios), increased the advance rates on accounts receivable to 85%, and established new quarterly financial covenants.

On April 28, 2008, the Company entered into Securities Purchase Agreements with each of C. W. “Bill” Reed, Dan F. Cooke, the William B. Hensley III Family Trust and Jeffrey R. Kellam, pursuant to which the Company issued an aggregate of 5,500,000 shares of common stock and warrants for the purchase of an aggregate of up to 2,750,000 shares of common stock for an aggregate offering price of $550,000 in cash (the “April 2008 Offering”).  The warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per share.  The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as provided in the warrants.  Under the terms of the purchase agreements, the purchasers have certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the warrants.

On November 19, 2007, the Company entered into a Securities Purchase Agreement with Mr. Reed, for the issuance of 2,173,913 shares of common stock and a warrant (the “November Warrant”) to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  On April 28, 2008, the November Warrant was amended in connection with the April 2008 Offering.  As amended, the November Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to $0.10 per share. The amendment also increased the number of shares of common stock issuable upon exercise of the November Warrant to up to 1,367,000 shares.  The exercise price and the number of shares issuable upon exercise of the November Warrant, as amended, are subject to adjustment as provided therein.  Under the terms of the purchase agreement, the purchaser has certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the November Warrant.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company.  As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively. As of November 30, 2007, interest expensed and accrued for this loan totaled $42,408 and $26,714, respectively.

On April 6, 2006, the Company entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which the Company issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of common stock of the Company (the “Common Stock”). The Notes required equal monthly payments of cash or stock in the amount of $86,149 over a 12-month period starting 115 days after closing and were fully subordinated to the Company’s senior lenders. The Notes were convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. The Company filed a registration statement with the Securities and Exchange Commission for the offer and sale to the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, the Company issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  When the notes were paid in full as of November 30, 2007, six payments had been made in stock and six payments in cash.

On September 30, 2005, the Company refinanced the credit facility for its main plant in Wabash, Indiana at Crossroads Bank (name changed from First Federal Savings Bank of Wabash) in the amount of $3,225,809, which paid off the original loan of $2,672,922 due in January 2006, the warehouse loan of $365,479, and an equipment loan of $155,469, including accrued interest and $31,939 of loan origination fees.  The interest rate is 7% until October 15, 2010, at which time the interest rate is indexed to prime plus one-half percent, adjusted every twelve months.  The note matures on October 15, 2020.

On January 24, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Bonanza Master Fund, Ltd. (“Bonanza”), MidSouth Investor Fund, L.P. (“MidSouth”) and Itasca Capital Partners LLC (“Itasca”) (collectively, the “Purchasers”) and raised $2,990,000 in a private placement to the Purchasers. None of the Purchasers has any other material relationship with the Company. Pursuant to the Agreement, the Company issued to Bonanza 2,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares, to MidSouth, 250,000 shares and a warrant to purchase 125,000 shares, and to Itasca, 50,000 shares and a warrant to purchase 25,000 shares. The shares were issued at $1.30 per share and the warrants are exercisable at $1.75 per share for five years. In addition, the Company issued a warrant to purchase 115,000 shares of common stock to a consultant for its services in connection with the private placement. The warrants are exercisable at $1.75 per share for five years, but the average closing price must be equal to at least $2.10 for ten consecutive trading days to exercise purchase. The total offering price was $2,990,000 in cash.

Future Acquisitions. The Company has an ongoing effort to engage in discussions with various potential merger, partnerships, and acquisition targets and expects to sustain growth through strategic and synergistic opportunities with complimentary businesses, in addition to organic initiatives. Management believes additional opportunities will allow it to further diversify its customer and distribution base, lessen its current dependence on large customers, and enhance stockholder value. The Company is not presently a party to any definitive agreements with respect to any stated opportunities and there can be no assurances that any such opportunities will be accomplished in the near future or at all.

Business Developments.  Business developments in fiscal years 2008, 2007 and 2006 include:

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

Going Concern.  We currently do not have a replacement bank for our asset based line of credit.  Our current bank has extended the existing line by means of a Forbearance Agreement which expires on April 30, 2009.  The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended November 28, 2008 contains an explanatory paragraph regarding substantial doubt as to our ability to continue as a going concern based upon our reliance on a line of credit to finance our operations and our recurring losses from operations.

We are dependent upon available cash, operating cash flow and our line of credit to meet our capital needs.  We are considering all strategic options and alternatives to improve our liquidity and provide us with working capital to fund our continuing business operations which include debt and equity financing as an alternative to supply our cash needs however, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance we will be successful in replacing our line of credit or be able to execute any strategic options and alternatives in time to solve our current line of credit expiration problem. We have pursued additional sources of equity capital, which our current line of credit lender has, to date, not agreed to on an acceptable basis.  In summary, it appears that the only thing they will accept is their replacement by April 30, 2009.

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

                   Competition. The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, delivery, price, compatibility, conformance with customer and licensor standards, and lack of exclusivity. Several of the Company’s existing and potential competitors are larger than the Company and may have substantially greater financial, sourcing and other resources than does the Company. In addition, the Company may in the future face competition from new entrants in its markets and there can be no assurance that these competitors will not offer better price points for competitive products or offer better terms to the Company’s customers than those offered by the Company to obtain greater market share or cause the Company to lower prices for its products, any of which could harm the Company’s business.

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

Dependence Upon Key Customers. Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. The Company has made a concerted effort to expand its customer base. The acquisition of CMJ, which sells to over five hundred specialty retailers, and the introduction of major product lines and distribution channels, such as its Motor Sports Division, which sells to a dealer network of approximately 9,000 auto dealers are two components of this expansion. The acquisition of Lil’ Fan also expanded the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers are complementary to the Company and do not overlap with existing customers. The acquisition of S2S also expanded the Company’s customer base to a large national retailer to which the Company has previously not sold merchandise. As a result of these efforts, the Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. If the Company is unable to sustain this expansion of its customer base or if it is unable to maintain its customer base it could have a negative impact on its financial condition and results of operations.

Consolidation in the Retail Industry.  In recent years, the retail industry has experienced consolidation and other ownership changes.  In the future, retailers may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the department store retail industry, including: consolidating their operations, undergoing restructurings or reorganizations, or realigning their affiliations.  These situations may concentrate our credit risk in a smaller number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid timely or at all.  The current credit market crisis of 2008 has not had a material impact on the Company’s customer base in the form of Company customers that have filed for bankruptcy protection.  It has had other, less quantifiable effects, such as delivery dates being deferred and payments being delayed.

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

Credit Facility Financial Covenants.  Restrictive covenants in our credit facility or in any new prospective credit facility may restrict our operational flexibility.  Our ability to comply with such restrictions depends on many factors beyond our control.  Our credit facilities have included or may include certain covenants that, among other things, limits or restricts or will limit or will restrict our ability to:

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

Our credit facilities or any new prospective credit facility may also limit our ability to agree to certain change of control transactions, because a “change in control” (as defined in the Credit Facility) could result in an event of default. A breach of any of the covenants or restrictions contained in any credit facility could result in an event of default under it in which case the amounts outstanding under any credit facility could be declared immediately due and payable.  If the payment of indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

Interest Rate Risk.  The Company is subject to market risk for changes in the interest rate charged on amounts borrowed from National City Bank since that loan currently charges interest at prime plus escalating points determined at predetermined future dates.  At $5 million, a 1% change in the interest rate would impact the Company by $50,000 per annum depending upon the direction of the interest rate change.

Possible Need For Additional Financing/Capital. The Company is highly leveraged. Based upon the Company’s current level of operations and anticipated growth and subject to the Going Concern discussion contained in Items 1 and 1A, the Company believes that cash flows from continued operations, together with a working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service.  Presuming that the Company is successful in replacing its current asset based line of credit, its planned expansion and potential for additional opportunities, the Company could be required to obtain additional financing and/or capital, by private placement or in the public markets, to satisfy its requirements. There can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors. If we cannot obtain adequate funds on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

Limited Trading Market For Common Stock. The Company’s common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board. There may be a limited trading market for the common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company received no staff comments during 2008 and no unresolved staff comments exist, to the best of the Company’s knowledge, as of the filing of this Annual Report on Form 10-K.

ITEM 2.

 PROPERTIES

The Company owns, subject to a mortgage, its principal manufacturing, distribution, administrative and design facility located in Wabash, Indiana (the “Operating Facility”). The Operating Facility is approximately 125,000 square feet and is in excellent condition. The Company’s executive office is located in its Operating Facility.  In addition, the Company leases office space in Chattanooga, Tennessee, under a lease for approximately 2,000 square feet that currently expires in 2010. The rental cost for this facility is $1,800 per month. The Company purchased warehouse space in Wabash, Indiana in 2005 for a cost of $365,000, which was financed by Crossroads Bank (name changed from First Federal Savings Bank of Wabash) and renovated for inventory utilization. The purchase of this warehouse allowed the Company to consolidate its inventory from two leased warehouse facilities that cost $11,500 per month. At November 28, 2008, the Company was also leasing additional warehouse space located near the Operating Facility, at a cost of $2,750 per month, to assist with inventory management during the Company’s peak season.  Management believes that its existing owned and leased facilities are adequate to meet the Company’s needs for the foreseeable future.  Additional space may be leased on a month-to-month basis during peak inventory and production times as deemed necessary by Management.

ITEM 3.

LEGAL PROCEEDINGS

The Company from time to time has pending various legal actions arising in the normal course of business.  Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Board of Directors has established March 9, 2009 as the record date and plans to hold its annual stockholder meeting on May 7, 2009 in accordance with the Bylaws of the Company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol NXTI.OB.  The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Low	High
2009 Fiscal Year
First Quarter (through February 27, 2009)	$ 0.0024	$ 0.06
2008 Fiscal Year
First Quarter	$ 0.12	$ 0.20
Second Quarter	$ 0.08	$ 0.14
Third Quarter	$ 0.07	$ 0.13
Fourth Quarter	$ 0.04	$ 0.11
2007 Fiscal Year
First Quarter	$ 0.42	$ 0.60
Second Quarter	$ 0.29	$ 0.46
Third Quarter	$ 0.20	$ 0.33
Fourth Quarter	$ 0.13	$ 0.24

Holders.  As of March 2, 2009, there were approximately one hundred registered holders and eight hundred and fifty beneficial holders of the Company’s common stock.

Dividends.  The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that the Company will pay cash dividends in the foreseeable future.  The Company has a covenant in its loan agreement with its primary lender that stipulates it cannot pay dividends on common stock.

Recent Sales of Unregistered Securities.  On April 28, 2008, the Company entered into Securities Purchase Agreements with each of C. W. “Bill” Reed, Dan F. Cooke, the William B. Hensley III Family Trust and Jeffrey R. Kellam, pursuant to which the Company issued an aggregate of 5,500,000 shares of common stock and warrants for the purchase of an aggregate of up to 2,750,000 shares of common stock for an aggregate offering price of $550,000 in cash (the “April 2008 Offering”).  The warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per share.  The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as provided in the warrants.  Under the terms of the purchase agreements, the purchasers have certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the warrants.

.

On November 19, 2007, the Company entered into a Securities Purchase Agreement with Mr. Reed, for the issuance of 2,173,913 shares of common stock and a warrant (the “November Warrant”) to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  On April 28, 2008, the November Warrant was amended in connection with the April 2008 Offering.  As amended, the November Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to $0.10 per share.  The amendment also increased the number of shares of common stock issuable upon exercise of the November Warrant to up to 1,367,000 shares.  The exercise price and the number of shares issuable upon exercise of the November Warrant, as amended, are subject to adjustment as provided therein.  Under the terms of the purchase agreement, the purchaser has certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the November Warrant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  There were no stock repurchases made during the fourth quarter of fiscal 2008.

Equity Compensation Plan Information.  The information set forth in Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Comparison of Total Return among Next, Inc., Peer Group, and NASDAQ Composite Index.  Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, on our Company’s common stock with (1) an apparel/textiles peer group and (2) the NASDAQ Composite Index.

	2004	2005	2006	2007	2008
Next, Inc.	$100.00	$53.13	$35.63	$12.50	$3.75
Peer Group (1)	100.00	103.80	140.46	150.50	99.59
NASDAQ Composite	100.00	106.49	115.97	126.91	73.22

(1)

Peer group companies used were:  Gildan Activewear, Inc., The Walking Company (formerly Big Dog Holdings, Inc)., VF Corporation, Columbia Sportswear Company, and Nike, Inc.  Companies were selected for the peer group based on industry, so that the group would represent the various areas in which Next, Inc. operates, including wholesaling, embellishment, and sales of licensed apparel.

The Performance Graph assumes that $100 was invested in the common stock of our Company and comparison groups on November 30, 2004, or the closest trading day thereto, and that all dividends have been reinvested.

ITEM 6.

  SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data for the fiscal years ended 2008, 2007, 2006, 2005, and 2004 from our audited consolidated financial statements and related notes.  You should read this data together with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K. The results of operations for 2005 include the revenues of S-2-S Acquisition Corporation of $223,764 from August 12, 2005, the date of its acquisition.

	Fiscal year
	2008	2007	2006	2005	2004
Net sales	$ 18,008,736	$ 20,217,810	$ 28,767,253	$ 26,677,155	$ 21,518,753
Cost of sales	12,792,592	13,990,331	20,641,860	19,974,842	14,892,346
Inventory write off	—	—	—	703,948	—
Gross profit	5,216,144	6,227,479	8,125,393	5,998,365	6,626,407
Gross profit percentage	29.0%	30.8%	28.2%	22.5%	30.8%
Operating and other expense:
Operations expense	1,745,376	2,277,819	2,754,244	2,762,502	2,241,108
Royalties, commissions, and other selling expense	3,020,951	2,919,381	3,453,829	2,763,434	2,680,462
Corporate expense	1,031,652	1,109,474	1,017,632	973,880	1,026,774
Impairment of goodwill	4,369,825	—	—	—	—
Impairment of other intangible assets	40,042	—	—	—	—
Operating income (loss)	(4,991,702)	(79,195)	899,688	(501,451)	678,063
Interest expense	618,822	683,304	815,960	645,891	493,588
Other (income) expense	(71,542)	6,355	12,959	(21,250)	601,350
Income (loss) before income taxes	(5,538,982)	(768,854)	70,769	(1,126,092)	(416,875)
Provision (benefit) for income taxes	874,396	(297,768)	24,232	(445,372)	(136,085)
Net income (loss)	$ (6,413,378)	$ (471,086)	$ 46,537	$ (680,720)	$ (280,790)

Balance sheet data (at year-end)
Working capital	$(880,793)	$ 2,076,948	$ 2,552,082	$ 2,221,599	$ 2,692,892
Total assets	$13,228,339	$21,503,788	$20,984,338	$21,909,373	$ 21,094,436
Long-term obligations, less current (1)	$—	$ 2,838,151	$ 3,535,785	$ 3,545,911	$ 3,474,142
Common stockholders’ equity	$ 2,024,403	$ 7,881,903	$ 7,702,172	$ 8,061,133	$ 6,218,092

(1) While the revolving credit facility was classified as long-term debt in the fiscal year of 2004, here it has been considered current (and therefore part of the working capital computation) to conform to present classifications.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believe”, “anticipate, “estimate”, “expect”, “are of the opinion that” and words of similar import, constitute “forward-looking statements.” You should not place any undue reliance on these forward-looking statements.

INTRODUCTION. As noted elsewhere in this report, the Company’s principal customers are large national and regional retailers. In order to maintain its relationship with these customers, enhance revenues from them, and enable them to improve their revenues and margins, the Company must work closely with these customers to ensure they receive the Company’s products expeditiously and economically. The Company works diligently to maintain supply chain excellence as a way for the Company to provide value added services to its customers by creating retail programs that exceed customer expectations.

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional clothing. Many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional products, product offerings and by making strategic acquisitions, it will require additional capital. Therefore, Management is continuously considering various suitable sources of capital in efforts to furnish the needed capital.

In assessing the Company’s performance, Management focuses on (a) increasing revenues primarily through enhancing its licensing programs and (b) protecting such revenues by profitably diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily through internal cost controls and purchases of raw materials at lower costs. Management also strives to reduce fixed costs, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

RESULTS OF OPERATIONS.   2008 net sales reflected the continued difficulties the retail apparel industry has experienced over the past 24 months. However, the following discussion of results of operations shows the improvement in the Company’s gross profit margin, despite a significant drop in net sales as well as an improvement in fixed expenses.  To illustrate this compare the results of 2005 with 2008 as presented above in “Item 6. Selected Financial Data”.

The following table discloses certain financial information for the years ended November 28, 2008, November 30, 2007, and December 1, 2006, respectively.  You should also refer to the consolidated statement of operations presented above in “Item 6. Selected Financial Data” when reviewing the financial analysis and discussion presented below:

	Fiscal year ended
	2008	2007	2006
Net sales	$18,008,736	$20,217,810	$28,767,253
Gross profit	29.0%	30.8%	28.2%
Royalties, commissions, and other selling expense	16.8%	14.4%	12.0%
Operations expense	$1,745,376	$2,277,819	$2,754,244
Corporate expense	$1,031,652	$1,109,474	$1,017,632
Impairment of goodwill	$4,369,825	$ —	$ —
Impairment of other intangible assets	$40,042	$ —	$ —
Interest expense	$618,822	$683,304	$815,960
Income (loss) before income taxes	$(5,538.982)	$(768,854)	$70,769
Net income (loss)	$(6,413,378)	$(471,036)	$46,537

For the fiscal year ended November 28, 2008

NET SALES.  Net sales decreased 10.9% to $18,008,736 for 2008 from $20,217,810 for 2007.  The retail industry, in general, again this year experienced little to no growth across the country and worldwide.  Because the Company’s product offerings are basic in orientation directed at mass and mid-tier distribution channels as opposed to higher-fashion oriented offerings commonly associated with the apparel industry and the upper-tier distribution channels, the Company had an opportunity to capitalize on its offerings.  Through the first nine months of the Company’s fiscal year, it appeared as though the Company’s strategy would be realized since net sales were even with last year.  However, an overall stagnant economy turned negative, complicated by shrinking credit markets and public confidence that disappeared in the fourth quarter, contributed to shifts in consumer spending that the Company’s sales and marketing strategy could simply not overcome.  Still, six of the Company’s top twenty customers bought 2.6 times the amount they bought in 2007, or $5,476,000 more.  Those gains were negated by the other fourteen of the Company’s top twenty customers, who bought $7,677,000 less than they bought in 2007.

COST OF SALES. Cost of sales was $12,792,592 or 71.0% of the Company’s net sales for 2008 compared to $13,990,331 or 69.2% for 2007. Cost of sales is driven by four main factors; the customer, the source of the goods, spending and volume.  The Company continually reviews and monitors its process inputs on a weekly basis and strives to keep those inputs “right-sized” for the expected output.  It also attempts to optimally balance its sources of procurement and supply of goods against its need for flexibility and the ability to chase new orders and replenish old ones. Additionally, the Company has found that it needed to focus efforts toward refining its distribution channels and pricing policies.  For 2008, the Company had lower domestic manufacturing volume that absorbs fixed costs into inventory because a greater percentage of product sold during the year came from inventory.  This was compounded by smaller run lots, which created more setup expenses which are fixed in nature. This factor was made worse by prices of garments that increased during the year.  To only fall by less than two percent, and not below 2006 levels when volume was much higher demonstrates how much the cost structure has improved over the past three years.

GROSS PROFIT. Gross profit was $5,216,144 or 29.0% of the Company’s net sales for 2008 compared to $6,227,479 or 30.8% for 2007.  The above discussion of cost of sales explains the decrease.

OPERATING AND OTHER EXPENSES. Operating and other expenses consist of royalties and commissions, salaries, office cost, travel, freight-out, insurance, utilities, depreciation, amortization, and other general services cost.

Operations expenses were $6,155,243 (34.2% of net sales) for 2008 compared to $2,277,819 (11.3% of net sales) for 2007.  The increase includes a $4,369,825 write off of goodwill discussed more fully in the footnotes to the financial statements and a $40,042 write off of an intangible asset because the Company has chosen to stop servicing an unprofitable product line after 2009. Excluding these two noncash, nonrecurring items, operating expenses were $1,745,376 which would represent a reduction of 23.4% as compared to 2007. The reduction in dollars is primarily attributable to lower legal ($218,000), salary, insurance, travel and entertainment expenses that result from fewer salaried personnel ($106,000), savings from changing insurance companies ($60,000), and continued aggressive cost control ($80,000) as well as lower depreciation and amortization ($68,000).

Royalty fees associated with licensing agreements were $1,654,721 or 9.2% of sales in 2008 and $1,984,468 or 9.8% of sales in 2007. Lower overall sales contributed to lower royalty fees and the lower percentage is a result of product mix that shifted along with sales among the Company’s major customers reflecting more sales of the Company’s own designs.  Commission expenses were $866,489 or 4.8% of sales in 2008, and $392,907 or 1.9% in 2007.  This increase in both actual dollars and percentage also reflects the shift in mix of sales among the Company’s top customers and the fact that an independent representative network is being utilized to service a major segment of the Company’s business, whereas in prior years the internal sales force was servicing substantially all of the Company’s sales.  Other sales expenses were down by 1.1% in 2008 as compared to 2007 as a result of control over discretionary spending and a reorganization in October, 2008 that included terminations of personnel.

Corporate expense consists of full-time personnel, corporate and customary legal services, accounting fees, and investment professionals.   These costs decreased in 2008 to $1,031,652 from $1,109,474 in 2007, due to professional fees paid for investor relations and management advisory services in addition to lower taxes resulting from a claim for refund on sales taxes paid.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $618,822 in 2008, compared to $683,304 for 2007.  The decline in expense can be explained by lower interest rates and average balances on the line of credit offset by interest charged by vendors.

Other income and expenses are made up of sundry miscellaneous items and in 2008 were $71,542 of income, up from $6,355 of expenses in 2007.

PROVISION FOR INCOME TAXES.  The Company recognized a tax benefit of $417,688 before valuation allowance, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences.  Realization of deferred tax assets is uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses. As a result, a valuation allowance has been recorded in an amount sufficient to reduce the deferred tax asset value to zero.  Therefore, a net provision for income taxes of $874,396 has been recorded in the financial statements and is more fully discussed in the footnotes to the financial statements.

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

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY.   At November 30, 2008, working capital was $(880,793) of which $(2,561,168) resulted from the reclassification of long-term debt owed to Crossroads Bank to current liabilities as a consequence of Going Concern doubt.  This reclassification was made due to a conclusion reached that if the Company is unable to continue as a going concern, this debt would be accelerated within the next twelve months and, also because of the Company’s failure to meet certain financial covenants.  Without this reclassification, working capital was $1,680,375, which is $396,573 lower than the working capital of $2,076,948 at the end of 2007. Accounts receivable were $2,663,394 lower at the end of 2008 compared to 2007 caused by lower November over November sales.  While an increase in inventory of $272,705 resulted for 2008, the increase was in raw materials rather than finished goods and was in response to timing of orders received from customers.  Accrued expenses and other current liabilities were $1,326,476 lower in 2008 than 2007 and accounts payable was also $214,713 lower due principally to the lower November over November sales also.  A decrease in the Company’s working capital line of credit of $499,579 accounts for the final item of the working capital decrease.

Liquidity and Capital Resources. We have experienced recurring losses from operations and poor cash flows for the past two years.  For the fiscal year ended November 28, 2008, we incurred a net loss of $6,413,378 that results from a noncash write off of long-lived assets (predominantly goodwill) of $4,409,867, a noncash write down of deferred taxes of $874,396, interest expense as reduced by other income of $547,280, and an actual operating loss of $581,835.  The report from our independent registered public accounting firm on our audited financial statements at November 28, 2008 contains an explanatory paragraph regarding substantial doubt as to our ability to continue as a going concern as a result of our inability to replace our existing line of credit lender and recurring losses from operations.  There is no assurance that we will be able to replace our line of credit, maintain or increase our revenues in fiscal 2009 or that we will be successful in reaching profitability or generate positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs however, there can be no assurance that we will be successful in negotiating financing terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

Our consolidated financial statements for the fiscal year ended November 28, 2008 do not give effect to any adjustments to recorded amounts and their classifications, other than deferred taxes, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its asset based revolving line of credit with National City Bank of Indiana and promissory notes issued by Crossroads Bank (name changed from First Federal Savings Bank of Wabash). At November 28, 2008, $5,144,524 of the credit facility had been drawn upon.  On November 30, 2008, the Company and National City Bank entered into a Promissory Note Modification Agreement under which the maturity date of the line of credit was extended to December 15, 2008.  On December 15, 2008, a second Promissory Note Modification Agreement was entered into with National City Bank to extend the maturity date of the line of credit to January 31, 2009.  These extensions were given to permit the Company to complete the due diligence and underwriting process with a bank that gave the Company a proposal and also gave management every indication that they could close the deal.  Management was also assured by an independent investment banker/broker that the deal would close.  On January 14, 2009, the bank notified the Company verbally that it would not be able to close the deal because of the tightened credit markets requirements that cash flow now be looked at in addition to the review of asset bases, which in the Company’s case are good.  On January 30, 2009, the Company had to enter into a Forbearance Agreement with National City Bank to obtain enough time to try and find a replacement bank.  The uncertainty surrounding the Company’s ability to secure a replacement line of credit creates substantial doubt about the Company’s ability to survive as a Going Concern.  This item is discussed in greater detail in Items 1 and 1A as well as in the footnotes to the financial statements.

The Crossroads Bank (name changed from First Federal Savings Bank of Wabash) Promissory Notes consist primarily of one loan, originally in the amount of $3,225,809 payable in monthly installments of $29,263 of principal and interest with maturity on October 15, 2020.  The balance on that loan as of November 28, 2008 was $2,692,629.  Two other smaller loans, as detailed in the Notes to the Financial Statements contained elsewhere in this Form 10-K, total $145,364 at November 28, 2008, and have varying maturity dates and interest rates. A fourth promissory note that had a balance at November 30, 2007, was paid off in the third quarter of 2008.  Because of the Going Concern and also because Crossroads has declined  waiving covenant defaults which existed at November 28, 2008, and relaxing covenants going forward, the Promissory Notes have been classified as current debt despite their terms to the contrary.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures.  The Company had a net loss of $6,413,378 after a noncash write off of goodwill and other intangible assets of $4,409,867 and a noncash write down of deferred tax assets of $874,396 in 2008 which resulted in an outflow of cash as compared to the net loss in 2007 of $471,086.  Cash provided by operating activities in 2008 totaled $379,067, as compared to cash used in operating activities in 2007 of $1,127,730.  The biggest factors in the difference of $1,506,797 are greater decreases in accounts receivable in 2008 and a lower increase in inventory in 2008.   Lower increases in accounts payable and lower accrued expenses accounted for the change in cash from operations.  Additionally, the Company raised $550,000 of new equity during the year (discussed below) which was used to reduce the line of credit and long-term indebtedness.  Finally, the executive management of the Company voluntarily deferred one-half of their compensation from mid-April until July to alleviate strain on cash flow, at which time such deferrals were repaid without interest.  The Company’s business is seasonal in nature, with 60-80% of sales falling into the last six months of the year.

On April 28, 2008, the Company entered into Securities Purchase Agreements with each of C. W. “Bill” Reed, Dan F. Cooke, the William B. Hensley III Family Trust and Jeffrey R. Kellam, pursuant to which the Company issued an aggregate of 5,500,000 shares of common stock and warrants for the purchase of an aggregate of up to 2,750,000 shares of common stock for an aggregate offering price of $550,000 in cash.  The warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per share.  The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as provided in the warrants.  Under the terms of the purchase agreements, the purchasers have certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the warrants.

The following table represents the contractual commitments of the Company as of November 30, 2008:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving Credit Facility	$5,144,524	$5,144,524	$ —	$ —	$ —
Long-Term Debt	3,037,993	476,825	401,647	423,523	1,735,998
Operating Leases	25,200	21,600	3,600	—	—
Total Contractual Cash Obligations	$8,207,717	$5,642,949	$405,247	$473,513	$1,735,998

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

Allowance for Doubtful Accounts and Returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Credits for returns are only issued after proper documentation and support is obtained by the Company.

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our consolidated statement of operations. As of November 28, 2008, the Company determined that a valuation allowance was necessary.  See the Footnotes to the Financial Statements for a further discussion of this item.

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. In assessing the recoverability of our investments in intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such assets not previously recorded.  Additionally, as of December 1, 2006, the Company consolidated these subsidiaries into one reporting entity to simplify accounting and legal matters.  Management felt that the Company’s benefit from each one of the acquisitions had become indistinguishable as the sales and marketing efforts of the Company are organized in a fashion to sell all products to all customers.  This consolidation is consistent with SFAS 142 as related to reorganization of reporting structure and mirrors what has happened in operations; therefore, going forward impairment will be measured on the combined operating entity for all investments.  As of November 28, 2008, the Company determined that goodwill and other intangible assets should be written off.  See the Footnotes to the Financial Statements for a further discussion of this item.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS No.162 is effective November 15, 2008.

           In June 2008, the Securities and Exchange Commission (“SEC”) issued final rules that set the dates under which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in its annual report for fiscal years ending on or after December 15, 2007, which is the Company’s fiscal year ending November 28, 2008, and must comply with the auditor attestation requirement in fiscal years ending on or after December 15, 2009, which will be the Company’s fiscal year ending December 3, 2010.  The Company plans to be in compliance with these internal control reporting requirements by the effective dates and has finished a detailed review of its internal control environment.

           In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets (FSP 142-3)” This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The statement amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142.  This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  We are currently evaluating the effects, if any, that FSP 142-3 may have on our financial statements and anticipate the statement will not have a significant impact on the reporting of our results of operations.

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

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The statement permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of this statement did not have a material impact on consolidated financial position or result of operations.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will apply this standard prospectively.  It did not have a material impact on financial position or results of operations.

In June 2006, the FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement did not  have a material impact on consolidated financial position or results of operations.

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

Interest Rate Risk.  The Company is subject to market risk for changes in the interest rate charged on amounts borrowed from its banks since those loans charges interest at prime rate plus.  At $5 million, a 1% change in the interest rate would impact the Company by $50,000.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this Item 8 are filed under Part IV, Item 15(a)(1) of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A(T).

CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) (the “Disclosure Controls”) as of the end of the period covered by this Annual Report.  The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial and Principal Accounting Officer (the “CFO” and together with the CEO, the “Certifying Officers”)..

Attached as exhibits to this Annual Report are certifications of the Certifying Officers, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

We maintain Disclosure Controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, authorized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we evaluated the effectiveness of the design and operation of our Disclosure Controls as of November 28, 2008.  Based upon that evaluation, our Certifying Officers concluded that, as of the date of such evaluation, our Disclosure Controls were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Limitations on the Effectiveness of Controls

We maintain a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles.  However, our management, including the Certifying Officers, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of November 28, 2008.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework .”  Based on this assessment, management believes that, as of November 28, 2008, our internal control over financial reporting was effective based on those criteria.

 Management’s assessment of the effectiveness of our internal control over financial reporting as of November 28, 2008 has not been audited by an independent registered certified public accounting firm.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to transitional rules of Section 404 of the Sarbanes Oxley Act that permit the Company to provide only management’s report in this Annual Report.  Attestation by our registered public accounting firm will be required next year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended November 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.      OTHER INFORMATION

There is no other information, to the best of the registrant’s knowledge that should be disclosed or included in this Item 9B.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers.  The following table sets forth the name, age, positions, and offices or employments as of February 1, 2009, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
Robert M. Budd	52	President, Chief Executive Officer, and Director
David O. Cole	56	Chief Financial Officer and Secretary
Salvatore Geraci	62	Director
Ronald J. Metz	50	Chairman and Director
Dan F. Cooke	60	Director
Charles W. Reed	62	Director

Robert M. Budd, President, Chief Executive Officer, and Director. Mr. Budd joined Next as the President and Chief Executive Officer of the Company effective November 16, 2005. He spent the prior six years as founding partner of TBA Management Services, a consulting firm specializing in management advisory services. While with TBA, he worked with both public and private companies, fulfilling the roles of both chief executive officer and chief operating officer. Mr. Budd was elected as a Director of the Company at the annual meeting on October 24, 2006.

David O. Cole, Chief Financial Officer and Secretary.  Mr. Cole has been with the Company as Chief Financial Officer since March 15, 2007.  Previously, he spent six and one-half years as the founding member with Wellspring Resources LLC, a consulting firm specializing in corporate financial management and interim executive services.  Prior to Wellspring, Mr. Cole was the Chief Financial Officer of Lincoln Foodservice Products, Inc., which was a publicly traded NASDAQ National Market Company at the time.

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

Charles W. “Bill” Reed. Mr. Reed has a diverse background including experience with management, turnarounds, marketing, customer relationships, and manufacturing distribution.  He formerly was with Escalade, Inc. as President, COO, CEO, and director.  He was appointed as a Director of the Company on November 8, 2007.

Audit Committee Financial Expert. The Audit Committee of the Company’s Board of Directors is currently composed of three non-employee directors, Ron Metz, Bill Reed and Salvatore Geraci. Each member of the Audit Committee (i) is “independent” as defined by Rule 4200(a)(15) of the NASDAQ Stock Market listing standards, (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Additionally, the Company has and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board of Directors has determined that Mr. Geraci is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules.

Compliance with Section 16(a) of the Exchange Act.  The information found in our 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

Principal Executive and Financial Officer Code of Ethics. The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.

EXECUTIVE COMPENSATION

The information found in our 2009 Proxy Statement under the heading “Executive Compensation” is hereby incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information found in our 2009 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and ”Executive Compensation – Equity Compensation Plan Information” is hereby incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information found in our 2009 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Board Composition and Director Independence” is hereby incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information found in our 2009 Proxy Statement under the heading “Corporate Governance and the Board of Directors—Audit and Non-Audit Fees” is hereby incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Incorporation of Next, Inc. (1)
3.2	Amended and Restated Bylaws of the registrant. (2)
10.1	Second Amendment to Amended and Restated Credit Agreement dated November 21, 2007. (3)
10.2	Promissory Note Modification Agreement dated effective as of November 30, 2008. (4)
10.3	Promissory Note Modification Agreement dated effective as of December 15, 2008. (5)
10.4	Forbearance Agreement dated effective as of January 31, 2009. (6)
10.5	Securities Purchase Agreement dated November 19, 2007, by and between Next, Inc. and Charles W. Reed. (7)
10.6	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (8)
10.7	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke. (9)
10.8	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and the William B. Hensley III Family Trust. (10)
10.9	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Jeffery R. Kellam. (11)
10.10	First Amendment to Common Stock Purchase Warrant dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (12)
14.1	Code of Ethics.
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on January 9, 2003.

(2)

Incorporated by reference to Exhibit A of the registrant’s Schedule 14A filed on September 24, 2004.

(3)

Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed on November 26, 2007, as amended by registrant’s Form 8-K/A filed on November 27, 2007.

(4)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on December 3, 2008.

(5)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on December 17, 2008.

(6)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on February 5, 2009.

(7)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(8)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on May 2, 2008.

(9)

Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed on May 2, 2008.

(10)

Incorporated by reference to Exhibit 99.3 of the registrant’s Form 8-K filed on May 2, 2008.

(11)

Incorporated by reference to Exhibit 99.4 of the registrant’s Form 8-K filed on May 2, 2008.

(12)

Incorporated by reference to Exhibit 99.5 of the registrant’s Form 8-K filed on May 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheets of NEXT, INC. and subsidiaries as of November 28, 2008, and November 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended November 28, 2008. Our audits also include the financial statement schedule – Schedule II Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEXT, INC. and subsidiaries as of November 28, 2008 and November 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Joseph Decosimo and Company PLLC

Chattanooga, Tennessee

March 13, 2009

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 28, 2008	November 30, 2007
Assets
Current assets:
Cash	$ 139,909	$ 200,276
Accounts receivable, net of allowance for doubtful accounts in 2008 and 2007, of $87,445 and $59,612, respectively	4,384,238	7,062,632
Notes receivable	2,000	26,769
Inventories	5,563,982	5,291,277
Prepaid expenses	155,250	207,864
Other current assets	77,764	71,864
Total current assets	10,323,143	12,860,682
Property, plant and equipment, net	2,141,039	2,303,213
Goodwill	—	4,369,825
Notes receivable	1,787	3,827
Deferred income taxes	—	874,396
Other assets, net	762,370	1,091,845
Total Assets	$ 13,228,339	$ 21,503,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 2,182,051	$ 2,396,764
Accrued expenses and other current liabilities	839,368	2,165,844
Line of credit	5,144,524	5,644,103
Loan from stockholders	200,000	300,000
Short-term debt and current maturities	2,837,993	277,023
Total current liabilities	11,203,936	10,783,734
Long-term debt, less current maturities	—	2,838,151
Total liabilities	11,203,936	13,621,885
Commitments and contingencies

Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, shares issued and outstanding: 27,360,055 in 2008, and 21,824,055 in 2007	27,360	21,824
Additional paid-in capital	8,472,505	7,924,186
Unearned compensation	(23,761)	(25,784)
Accumulated deficit	(6,451,701)	(38,323)
Total stockholders’ equity	2,024,403	7,881,903
Total Liabilities and Stockholders’ Equity	$ 13,228,339	$ 21,503,788

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	November 28, 2008	November 30, 2007	December 1, 2006
Net sales	$ 18,008,736	$ 20,217,810	$ 28,767,253
Cost of sales	12,792,592	13,990,331	20,641,860
Gross profit	5,216,144	6,227,479	8,125,393
Selling, general, and administrative expense:
Operations expense	1,745,376	2,277,819	2,754,244
Royalties, commissions, and other selling expense	3,020,951	2,919,381	3,453,829
Corporate expense	1,031,652	1,109,474	1,017,632
Impairment of goodwill	4,369,825	—	—
Impairment of other intangible assets	40,042	—	—
Total selling, general, and administrative expense	10,207,846	6,306,674	7,225,705
Operating income (loss)	(4,991,702)	(79,195)	899,688
Interest expense	618,822	683,304	815,960
Other expense (income), net	(71,542)	6,355	12,959
Net income (loss) before income taxes	(5,538,982)	(768,854)	70,769
Provision (benefit) for income taxes, deferred	874,396	(297,768)	24,232
Net income (loss)	$ (6,413,378)	$ (471,086)	$ 46,537
Net income (loss) per common share, basic	$ (0.25)	$ (0.02)	$ —
Net income (loss) per common share, diluted	$ (0.25)	$ (0.02)	$ —
Weighted average common shares outstanding, basic	25,198,362	19,154,570	18,440,534
Weighted average common shares outstanding, diluted	25,198,362	19,154,570	18,563,927

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 28, 2008, November 30, 2007, and December 1, 2006

	Preferred Stock		Common Stock				Retained Earnings/
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Unearned Compensation	(Accumulated Deficit)	Total
Balance – November 30, 2005	—	$ —	18,772,740	$ 18,773	$ 7,685,962	$ (29,828)	$ 386,226	$ 8,061,133
Common stock issued to outside professionals for financing and investor relations			40,000	40	5,760			5,800
Common stock issued in payment of debt			243,289	243	85,881			86,124
Cash paid to outside professionals					(28,008)			(28,008)
Warrants issued with financing arrangement and beneficial conversion feature					23,570			23,570
Amortization of fees paid to outside professionals for financing					9,744			9,744
Common stock retired			(500,000)	(500)	(509,500)			(510,000)
Employee stock options exercised and amortization			70,000	70	5,180	2,022		7,272
Net income							46,537	46,537
Balance – December 1, 2006	—	—	18,626,029	18,626	7,278,589	(27,806)	432,763	7,702,172
Common stock issued to outside professionals for financing and investor relations			133,000	133	69,149			69,282
Common stock issued in payment of debt			1,491,113	1,491	429,670			431,161
Stock issued for securities purchase agreement			2,173,913	2,174	497,826			500,000
Amortization of fees paid to outside professionals for financing					8,352			8,352
Common stock retired			(600,000)	(600)	(359,400)			(360,000)
Employee stock options exercised and amortization						2,022		2,022
Net loss							(471,086)	(471,086)
Balance – November 30, 2007	—	—	21,824,055	21,824	7,924,186	(25,784)	(38,323)	7,881,903
Common stock issued to outside professionals for financing and investor relations			36,000	36	3,819			3,855
Stock issued for securities purchase agreement			5,500,000	5,500	544,500			550,000
Amortization of fees paid to outside professionals for financing						2,023		2,023
Net loss							(6,413,378)	(6,413,378)
Balance – November 28, 2008	—	$ —	27,360,055	$27,360	$8,472,505	$(23,761)	$(6,451,701)	$2,024,403

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended

	November 28, 2008	November 30, 2007	December 1, 2006
Cash flows from operating activities:
Net income (loss)	$ (6,413,378)	$ (471,086)	$ 46,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	564,281	652,626	790,824
Non cash compensation	2,023	2,022	2,022
Non cash fees	3,855	47,584	15,544
Loss (Gain) on disposal of assets	—	(11,473)	48,310
Gain on sale of intangibles	—	—	(142,500)
Provision (Benefit) for bad debts	15,000	16,650	(32,749)
Provision (Benefit) for deferred income taxes	874,396	(297,768)	24,232
Impairment of goodwill and other intangible assets	4,409,867	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,663,394	(373,470)	(1,674,631)
Notes receivable	26,809	39,615	38,926
Inventories	(272,705)	(1,264,712)	1,833,818
Prepaid expenses	52,614	195,319	(29,498)
Other current assets	(5,900)	17,217	(154,561)
Accounts payable	(214,713)	(820,250)	1,392,772
Accrued expenses and other liabilities	(1,326,476)	(1,139,996)	93,840
Total adjustments	6,792,445	(656,644)	2,206,349
Net cash provided by (used in) operating activities	379,067	(1,127,730)	2,252,886
Cash flows from investing activities:
Purchases of property, plant and equipment	(93,893)	(22,883)	(129,564)
Cash paid for intangible assets	(18,781)	(18,910)	(185,922)
Cash from proceeds on sale of assets	—	112,500	4,700
Net cash provided by (used in) investing activities	(112,674)	70,707	(310,786)
Cash flows from financing activities:
Revolving credit facility, net	(499,579)	1,426,865	(2,309,723)
Proceeds from loans and notes payable	—	—	912,000
Repayment of long-term debt, loans and notes payable	(377,181)	(750,266)	(593,520)
Issuance of common stock and warrants	550,000	500,000	5,250
Cash paid for investment transactions	—	—	(28,008)
Net cash provided by (used in) financing activities	(326,760)	1,176,599	(2,014,001)
Net increase (decrease) in cash	(60,367)	119,576	(71,901)
Cash, beginning of year	200,276	80,700	152,601
Cash, end of year	$ 139,909	$ 200,276	$ 80,700
Supplemental Information:
Cash paid during the year for interest	$ 691,738	$ 598,326	$ 857,095
Cash paid during the year for income taxes	$ —	$ 6,248	$ —
Non-cash Investing and Financing Activities:
Equity securities issued in payment of note payable	$ —	$ 431,212	$ 86,124
Equity securities issued in payment of services	$ —	$ 30,000	$ —
Issuance of stock warrants and beneficial conversion feature with debt	$ —	$ —	$ 23,570
Equity securities retired in payment of note receivable	$ —	$ 360,000	$ 510,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization

The Company, a Delaware corporation, was formed January 2, 1987. It has two wholly owned subsidiaries: (i) Next Marketing, Inc., a Delaware corporation (“Next Marketing”), and (ii) Choice International, Inc., a Delaware corporation (“Choice”).  Effective June 1, 2002, the Company acquired all of the issued and outstanding equity of CMJ Ventures, Inc., a Florida corporation (“CMJ”). Effective July 31, 2003, the Company acquired the assets and certain liabilities of Lil’ Fan, Inc., a Delaware corporation (“Lil Fan”). Effective October 31, 2004, the Company acquired the assets of Choice International, Inc., a Delaware corporation (“Choice”).   Effective August 12, 2005, the Company acquired certain assets of S-2-S Acquisition Company, a Delaware corporation (“S2S”). On December 1, 2006, the Company merged CMJ, Lil’ Fan, S2S, and Blue Sky, into Next Marketing, Inc. to reduce the accounting and legal cost of maintaining these subsidiaries.

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

Going Concern

The Company currently does not have a replacement bank for its asset based line of credit.  The current bank has extended the existing line under a Forbearance Agreement which expires on April 30, 2009.  The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended November 28, 2008 contains an explanatory paragraph regarding substantial doubt as to our ability to continue as a going concern based upon our reliance on a line of credit to finance our operations and our recurring losses.

The Company is dependent upon available cash, operating cash flow and its line of credit to meet its capital needs.  The Company is considering all strategic options and alternatives to improve its liquidity and provide working capital to fund its continuing business operations which include debt financing as an alternative to supply its cash needs however, there can be no assurance that the Company will be successful in negotiating financing on terms agreeable to it or at all.  If adequate funds are not available or are not available on acceptable terms, the Company will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance the Company will be successful in replacing its line of credit or be able to execute any strategic options and alternatives in time to prevent the current line of credit from expiring without a replacement.

The Company has executed several restructuring initiatives which have occurred from mid-2008 to the present that include:

•

Solicitation and evaluation of proposals to replace our current asset based line of credit beginning in mid-April, 2008

•

A reorganization in  October 2008, that included personnel terminations from all parts of the organization;

•

Converted selling expenses from fixed to variable

While Management believes that these initiatives will better align the Company’s costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on net revenue and operating income.

In addition, the Company has pursued additional sources of capital, which the current line of credit lender has, to date, not agreed to on an acceptable basis.

The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Cash

Cash consists of cash on deposit.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of November 28, 2008, was $87,445, and at November 30, 2007, was $59,612.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Shipping and Handling Costs

The Company’s outgoing shipping and handling costs (freight-out) are included in operations expense for all periods presented.  Total freight-out costs for the fiscal years 2008, 2007, and 2006 were $171,440, $171,832, and $300,305, respectively.

Concentration of Credit Risk

The Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. During the fiscal year 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for approximately 80% ($14,431,701) of total sales.  In the fiscal years 2007 and 2006, approximately 75.2% ($15,205,208) and 61.9% ($17,798,888) respectively, of net sales of the Company were to its two largest customers that were greater than or equal to ten percent of total sales.  As of November 28, 2008, amounts due to the Company from the three largest customers accounted for $3,774,682 of accounts receivable.  At the end of fiscal years 2007 and 2006, respectively, amounts due to the Company from the two largest customers accounted for $4,255,190 and $4,621,400.

The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers, is limited.  Such estimates could change in the future.

The Company is engaged in internet sales which were $107,305 in 2008, $224,687 in 2007, and $440,243 in 2006.

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

In June 2008, the Securities and Exchange Commission (“SEC”) issued final rules that set the dates under which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in its annual report for fiscal years ending on or after December 15, 2007, which is the Company’s fiscal year ending November 28, 2008, and must comply with the auditor attestation requirement in fiscal years ending on or after December 15, 2009, which will be the Company’s fiscal year ending December 3, 2010.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets (FSP 142-3)” This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The statement amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142.  This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  We are currently evaluating the effects, if any, that FSP 142-3 may have on our financial statements and anticipate the statement will not have a significant impact on the reporting of our results of operations.

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

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The statement permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of this statement did not have a material impact on consolidated financial position or results of operations.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Accordingly, FAS No. 157 does not require any new fair value measurements, but will change current practice for some entities. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will apply this standard prospectively.  It did not have a material impact on results of operations or financial position.

In June 2006, the FASB published Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (Interpretation No. 48). This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Interpretation No. 48 also provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for tax contingencies. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement did not  have a material impact on its consolidated financial position or result of operations.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for fiscal years that began after November 15, 2007 and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years beginning after November 15, 2008.

The Company adopted SFAS 157 as of December 1, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS 157 did not have a significant impact on the financial statements.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met: persuasive evidence of an agreement exists, the product has been shipped and legal title and all risks of ownership have been transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  Provision for estimated product returns, allowances and price discounts is made in the period the related sale is recorded.

Advertising Costs

Advertising costs are expensed as incurred. For the fiscal years ended 2008, 2007, and 2006, advertising costs were $4,985, $4,502, and $17,888, respectively.

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

Goodwill and Impairment of Long-lived Assets

The Company analyzes its goodwill and other unamortized intangible assets for impairment on an annual basis at the end of its fiscal year, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. Due to the continuing, and increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of November 28, 2008.  Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publicly traded companies were also factors in the result of the analyses. The Company concluded the fair value of its business, as measured its market price per single share of stock, as traded, did not exceed the carrying value of its net assets as of November 28.

As a result, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $4,369,825. The Company also recorded pretax, non-cash charges of $40,042 to reduce the carrying value of amortizable intangible assets. The Company recorded income tax benefits related to these charges as indicated, however, due to Going Concern considerations, such income tax benefits were offset fully by a Valuation Allowance.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 11. During 2006, the Company adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123R (Share-Based Payment) for its employee stock option plans.

The Company did not issue any stock options in 2008, 2007 or 2006.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance.  If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our consolidated statement of operations.

Reclassifications

Certain reclassifications have been made to the 2007 balance sheet and cash flow statement to conform with the 2008 presentation.

NOTE 3 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

	2008	2007
Raw materials (including operations supplies)	$ 2,727,373	$ 2,379,754
Finished products	2,836,609	2,911,523
Total	$ 5,563,982	$ 5,291,277

Raw materials include blank garments that are purchased, not manufactured, by the Company.

NOTE 4 – Other Current Assets

For the fiscal year ended November 28, 2008, other current assets consisted of a receivable from Wabash County, Indiana, in the amount of $50,000 for a 2008 tax rebate, $16,999 receivable from the sale of stock received for recovery of bad debt and $10,765 from estimated refund for a sales tax audit on utilities.

For the fiscal year ended November 30, 2007, other current assets consisted of a refund due based on a worker’s compensation audit in the amount of $21,264, a receivable from Wabash County, Indiana, in the amount of $50,000 for a 2007 tax rebate, and a $600 employee receivable that was repaid in December 2007.

NOTE 5 – Income Taxes

Income taxes have been computed in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities and for operating loss carry forwards.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax asset and liabilities at November 28, 2008 and November 30, 2007, are as follows:

	2008	2007
Deferred tax assets:
Accounts receivable allowance	$ 34,978	$ 23,844
Goodwill and other intangibles	928,523	—
Operating loss carry forwards	2,320,193	1,089,992
	3,283,694	1,113,836
Valuation allowance for deferred tax assets	(3,124,889)	—
Total deferred tax assets	$158,805	$ 1,113,836

Deferred tax liabilities:
Property, plant and equipment	$ 158,805	$ 184,413
Goodwill and other intangibles	—	55,027
Total deferred tax liabilities	$ 158,805	$ 239,440

Total deferred taxes, net	$ —	$ 874,396
Current portion	$ —	$ —
Noncurrent portion	$ —	$ 874,396

The provision for income taxes consisted of the following in 2008, 2007, and 2006:

	2008	2007	2006
Current	$ —	$ —	$ —

Deferred:
Federal	(823,186)	(68,291)	19,356
State	(197,106)	(21,827)	4,876
Benefit of operating loss carryforwards	(1,230,201)	(207,650)	—
Change in valuation allowance	3,124,889	—	—
	$ 874,396	$ (297,768)	$ 24,232
Provision for income taxes	$ 874,396	$ (297,768)	$ 24,232

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2008	2007	2006
Tax expense (benefit) computed at maximum federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Change in deferred tax valuation allowance	56	—	—
Other	(2)	(1)	4
Income tax expense (benefit)– effective rate	16%	(39)%	(34)%

At November 28, 2008, the Company had net tax operating loss carry forwards of approximately $2,700,000, which expire through 2028.  The Company has not yet filed its income tax return for the year ended November 28, 2008, but estimates that approximately $3,059,000 of additional net operating loss carryforward will result from the filing.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No.109” (“FIN 48”) on December 1, 2007.  Upon adoption of FIN 48 and as of November 28, 2008, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months.  If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2003 through 2006 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2003.

NOTE 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2008	2007	Estimated useful lives
Land	$ 10,000	$ 10,000
Building and building improvements	1,937,546	1,937,546	7-39 years
Machinery and equipment	2,215,672	2,129,569	3-20 years
Furniture and fixtures	895,966	889,638	3-10 years
Vehicles	74,885	74,885	5-10 years
Leasehold improvements	11,577	11,577	5-10 years
	5,145,646	5,053,215
Less: Accumulated depreciation	(3,004,607)	(2,750,002)
	$ 2,141,039	$ 2,303,213

Depreciation expense for the fiscal years ended 2008, 2007, and 2006 was $256,067, $281,481, and $347,249, respectively.

NOTE 7 – Goodwill

The changes and carrying amounts of goodwill are as follows:

Amount
Balance December 1, 2006	$ 4,369,825
Additional adjustments	—
Balance November 30, 2007	4,369,825
Impairment of goodwill	(4,369,825)
Balance November 28, 2008	$ —

NOTE 8 – Other Assets

Other assets subject to amortization consist of the following:

	2008		2007
	Amount	Accumulated Amortization	Amount	Accumulated Amortization	Estimated Useful Lives
Artwork	$ 1,050,319	$ (885,706)	$ 1,040,925	$ (724,214)	5 years
Licensing agreements	247,579	(233,623)	238,192	(220,991)	3 years
Software improvements	114,484	(113,361)	114,484	(87,736)	3 years
Non-compete agreement	354,800	(241,014)	354,800	(206,534)	4 years
Customer list	749,804	(280,912)	789,846	(206,927)	10 years
	2,516,986	$ (1,754,616)	2,538,247	$ (1,446,402)
Less: accumulated amortization	(1,754,616)		(1,446,402)
Other assets, net	$ 762,370		$ 1,091,845

Amortization expense associated with these assets was $308,214, $371,145, and $437,151 for years ended November 28, 2008, November 30, 2007, and December 1, 2006, respectively.  Non-operating amortization expense included $6,426 for the year ended December 1, 2006.  The estimated future amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Year	Amount
2009	$ 223,666
2010	$ 145,770
2011	$ 116,655
2012	$ 78,927
2013	$ 67,576

NOTE 9 – Short-Term and Long-Term Debt

Short-term and long-term debt consisted of the following:

	2008		2007
	Short-term	Long-term	Short-term	Long-term
Revolving credit facility (a)	$ 5,144,524	$ —	$ 5,644,103	$ —
Notes payable (b)	3,037,993	—	577,023	2,838,151
Total	$ 8,182,517	$ —	$ 6,221,126	$ 2,838,151

(a)

    Revolving credit facility: On January 31, 2009, the Company and National City Bank entered into an Agreement, which extends the maturity date to April 30, 2009, as a result of the Company’s inability to find another bank to replace National City Bank (now a part of PNC Bank).  Under the Agreement with National City Bank, the interest rate escalates to prime plus six percent on February 1, 2009; prime plus eight percent on March 1, 2009; prime plus ten percent on April 1, 2009; and, prime plus twelve percent after April 30, 2009, presuming that National City Bank has not been replaced by then.  Furthermore, under the January 31, 2009 Agreement, the Company’s total line of credit was reduced to $5,000,000 and National City Bank agreed to waive any covenant defaults and to suspend covenant calculations until April 30, 2009.

On November 30, 2008, and again on December 15, 2008, the Company signed Promissory Note Modification Agreements with National City Bank, which extended the maturity date of the credit facility until January 31, 2009 and increased the interest rate to prime plus two percent.

On November 21, 2007, the Company signed an amendment to the credit facility with National City Bank.  Pursuant to the amendment, the Bank waived any violations of the financial covenants prior to date of the amendment, the maturity date of the Company’s line of credit facility was changed to November 30, 2008, the advance rate on eligible raw materials was decreased to 55%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate was 4.75% at November 30, 2008), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including equity or subordinated capital injections.  The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of the Company’s Chief Executive Officer and one board member.

The Company’s previous credit facility, with National City Bank, was entered into on January 31, 2007 for two years.  The agreement increased the total line to $7,500,000, decreased the interest rate to prime plus or minus .25% (depending on certain financial ratios), increased the advance rates on accounts receivable to 85%, and established new quarterly financial covenants.

During fiscal year 2006, the Company had a $6,500,000 revolving credit facility agreement with National City Bank. The Company could draw up to the sum of 80% of eligible accounts receivable, as defined, and 60% of eligible raw materials and eligible finished goods inventory, as defined. In addition, the agreement provided for monthly payments of interest at a nationally published prime rate plus 1.5%. Accounts receivable, inventory, and personal guarantees of the Company’s Chief Executive Officer, then Chief Financial Officer, and a board member collateralized the borrowings under the facility.

(b)

Notes payable: Notes payable consists of the following:

	2008	2007
Notes payable – Crossroads Bank	$ 2,837,993	$ 3,115,174
Note payable – Next Investors, LLC	200,000	300,000
	3,037,993	3,415,174
Less: current maturities	(3,037,993)	(577,023)
Long-term notes payable	$ —	$ 2,838,151

The Crossroads Bank (name changed from First Federal Savings Bank of Wabash) notes payable in their original amounts (“Crossroads Notes”) consisted of:

Monthly

Principal & Interest

Original amount

Interest rate

Payments

Due Date

$3,000,000

6.50%

$ 26,000

January 15, 2006

$225,500

7.00%

$   3,417

February 15, 2010

$365,000

6.50%

Interest only

Not applicable

$250,500

6.75%

$   4,942

June 24, 2010

$276,500

6.50%

$   5,421

November 2, 2009

The first three notes referenced above were refinanced into one note on September 30, 2005, in the amount of $3,225,809, which included accrued interest and loan origination fees.  The new loan requires monthly principal and interest payments of $29,263 over a 5 year term.  The interest rate is 7% until October 15, 2010, at which time the interest rate is indexed to prime plus one-half percent, adjusted every twelve months.  The note matures on October 15, 2020.  The Crossroads Notes are collateralized by the Company’s building, machinery and equipment and are personally guaranteed by certain of the Company’s major stockholders.  The recent name change of First Federal Savings Bank of Wabash to Crossroads Bank had no effect on the Company’s obligations or relationship with that institution.

At November 28, 2008, reclassification of long-term debt owed to Crossroads Bank to current liabilities resulted as a consequence of Going Concern doubt.  This reclassification was made due to a conclusion reached that if the Company is unable to continue as a going concern, this debt would be accelerated within the next twelve months and, also because of the Company’s failure to meet certain financial covenants.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company.  As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively. As of November 30, 2007, interest expensed and accrued for this loan totaled $42,408 and $26,714, respectively.

          The following represents the maturity of notes payable (without regard to default accelerations) of the Company as of November 28, 2008:

For the fiscal year	Amount
2009	$ 476,825
2010	211,476
2011	190,171
2012	186,694
2013	236,829
Thereafter	1,735,998
Total	$ 3,037,993

NOTE 10 – Stockholders’ Equity

In 2008, the Company issued 5,536,000 shares of stock.  36,000 shares were issued for investor relations services throughout the year and an aggregate of 5,500,000 were issued pursuant to Securities Purchase Agreements dated April 28, 2008.  The Securities Purchase Agreements were entered into with Messrs. C.W. “Bill” Reed and Dan F. Cooke, both of whom are directors of the Company, and to the William B. Hensley III Family Trust and Jeffrey R. Kellam, pursuant to which the Company issued an aggregate of 5,500,000 shares of common stock (the “April 2008 Offering”). The Company also issued warrants for the purchase of an aggregate of up to 2,750,000 shares of common stock. The aggregate offering price for the stock and warrants was $550,000 in cash.  The warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per share.  The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as provided in the warrants.  Under the terms of the purchase agreements, the purchasers have certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the warrants.

In 2007, the Company issued 133,000 shares for investor relations services.

On November 19, 2007, the Company entered into a Securities Purchase Agreement with C. W. Reed, a director of the Company, for the issuance of 2,173,913 shares of common stock and a warrant (the “November Warrant”) to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  On April 28, 2008, the November Warrant was amended in connection with the April 2008 Offering.  As amended, the November Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to $0.10 per share.  The amendment also increased the number of shares of common stock issuable upon exercise of the November Warrant to up to 1,367,000 shares.  The exercise price and the number of shares issuable upon exercise of the November Warrant, as amended, are subject to adjustment as provided therein.  Under the terms of the purchase agreement, the purchaser has certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the November Warrant.

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

NOTE 11 – Employee Stock Option Plan

No stock options were issued during the fiscal years ended November 28, 2008, November 30, 2007 or December 1, 2006.

The following table sets forth the options granted under the Next Stock Option Plan:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,359,250	$ 0.76	1,398,500	$ 0.78	1,582,750	$ 0.88
Granted	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Forfeited	(114,750)	0.88	(39,250)	1.09	(114,250)	1.24
Exercised	—	—	—	—	(70,000)	0.08
Outstanding at end of year	1,244,500	$ 0.69	1,359,250	$ 0.76	1,398,500	$ 0.78
Options exercisable at end of year	1,244,500	$ 0.69	1,359,250	$ 0.76	1,398,500	$ 0.78

The following table summarizes information about stock options outstanding at November 28, 2008:

Options Outstanding
Options Outstanding	Remaining Life	Exercise Price
95,000	0.05 years	$0.03
40,000	1.26 years	0.20
20,000	1.51 years	0.50
75,000	1.55 years	1.01
153,500	2.00 years	1.07
161,000	2.00 years	1.50
700,000	7.00 years	0.85
1,244,500

The following table summarizes information about stock warrants outstanding at November 28, 2008:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
358,000	0.35 years	$ 1.88	358,000	$ 1.88
1,265,000	1.15 years	$ 1.75	1,265,000	$ 1.75
1,001,941	0.35 years	$ 0.68	1,001,941	$ 0.68
1,367,000	6.42 years	$ 0.10	1,367,000	$ 0.10
2,750,000	6.42 years	$ 015	2,750,000	$ 0.15

NOTE 12 – Employee Benefit Plan

The Company formerly maintained a 401(k) retirement plan for its employees. Employees were eligible to participate after one year of service and attaining the age of 18. Under the terms of the Plan, employees were entitled to contribute up to 15% of their total compensation, within limits established by the Internal Revenue Code. At the discretion of the Board of Directors, the Company could make a matching contribution up to 6% of each employee’s contribution. For the year ended December 1, 2006, the Company chose to make no matching contributions.  The plan was terminated effective November 30, 2006 at no expense of the Company and assets were distributed to the employees.

NOTE 13 – Major Suppliers

The Company has a variety of qualified vendors available from which it purchases its raw materials inventory. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the years ended November 28, 2008, November 30, 2007, and December 1, 2006, purchases from the three largest suppliers, and the corresponding percentages of total cost of goods sold, were $9,556,793 (74.7%), $9,510,641 (68.0%), and, $8,537,127 (41.4%), respectively. The amounts due to these suppliers included in accounts payable at the fiscal end of 2008, 2007, and 2006, respectively, were $1,999,870, $1,867,711, and $2,594,228.

NOTE 14 – Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. SFAS 128 requires the presentation of basic and fully diluted EPS. Basic EPS for the fiscal years ended November 28, 2008, November 30, 2007, and December 1, 2006 were calculated on the basis of the weighted average number of common shares outstanding during the year ended, divided by the income available to common stockholders.  Diluted earnings per share include the effects of potentially dilutive shares.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2008	2007	2006
Numerator:
Basic and diluted earnings (loss) per share — net income (loss)	$ (6,413,378)	$ (471,086)	$ 46,537
Denominator:
Basic weighted average common shares	25,198,362	19,154,570	18,440,534
Effect of dilutive stock options, warrants, and contingent acquisition related shares	—	—	123,393
Denominator for diluted earnings (loss) per share	25,198,362	19,154,570	18,563,927
Basic earnings (loss) per share	$ (0.25)	$ (0.02)	$ —
Diluted earnings (loss) per share	$ (0.25)	$ (0.02)	$ —

Options to purchase 1,244,500 shares in 2008, 1,359,250 shares in 2007, and 1,238,500 shares for 2006, as well as warrants to purchase 6,741,941 shares in 2008, 4,078,916 shares in 2007, and 2,991,416 shares for 2006, and the shares issuable under the subordinated notes, were not included in computing diluted earnings per share because the effect was antidilutive.

NOTE 15 – Operating Leases

The Company leases office space in Chattanooga, Tennessee under operating lease agreements expiring through 2010. The future minimum obligations under the operating leases at November 28, 2008 are:

2009	$ 21,600
2010	3,600
$ 25,200

Rental and lease expense was $104,424, $64,154, and $67,477 in 2008, 2007, and 2006, respectively. The Company terminated two leases for satellite offices in 2006.

NOTE 16 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

Additions
	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Twelve months ended November 28, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$59,612	$15,000	$ —	$(12,833)	$87,445

Twelve months ended December 1, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 10,461	$ 16,650	$ —	$(32,501)	$ 59,612

Twelve months ended November 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 149,717	($ 32,748)	$ —	$ 106,508	$ 10,461

 (a)

Deductions consist of write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 13th day of March, 2009.

NEXT INC.
By:	/s/ Robert M. Budd
Robert M. Budd
President and Chief Executive Officer

By:	/s/ David O. Cole
David O. Cole
Chief Financial Officer and Secretary Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert M. Budd	Chief Executive Officer, President, and Director	March 13, 2009
Robert M. Budd
/s/ Salvatore Geraci	Director	March 13, 2009
Salvatore Geraci
/s/ Ronald J. Metz	Chairman and Director	March 13, 2009
Ronald J. Metz
/s/ Dan F. Cooke	Director	March 13, 2009
Dan F. Cooke
/s/ Charles W. Reed	Director	March 13, 2009
Charles W. Reed

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Next, Inc. (1)
3.2	Amended and Restated Bylaws of the registrant. (2)
10.1	Second Amendment to Amended and Restated Credit Agreement dated November 21, 2007. (3)
10.2	Promissory Note Modification Agreement dated effective as of November 30, 2008. (4)
10.3	Promissory Note Modification Agreement dated effective as of December 15, 2008. (5)
10.4	Forbearance Agreement dated effective as of January 31, 2009. (6)
10.5	Securities Purchase Agreement dated November 19, 2007, by and between Next, Inc. and Charles W. Reed. (7)
10.6	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (8)
10.7	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke. (9)
10.8	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and the William B. Hensley III Family Trust. (10)
10.9	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Jeffery R. Kellam. (11)
10.10	First Amendment to Common Stock Purchase Warrant dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (12)
14.1	Code of Ethics.
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on January 9, 2003.

(2)

Incorporated by reference to Exhibit A of the registrant’s Schedule 14A filed on September 24, 2004.

(3)

Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed on November 26, 2007, as amended by registrant’s Form 8-K/A filed on November 27, 2007.

(4)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on December 3, 2008.

(5)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on December 17, 2008.

(6)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on February 5, 2009.

(7)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(8)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on May 2, 2008.

(9)

Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed on May 2, 2008.

(10)

Incorporated by reference to Exhibit 99.3 of the registrant’s Form 8-K filed on May 2, 2008.

(11)

Incorporated by reference to Exhibit 99.4 of the registrant’s Form 8-K filed on May 2, 2008.

(12)

Incorporated by reference to Exhibit 99.5 of the registrant’s Form 8-K filed on May 2, 2008.