Form 10-K/A
period 2008-11-28
NEXT INC/TN
filed 2009-03-25
CIK 1071991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Next, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended November 28, 2008 that was originally filed with the Securities and Exchange Commission on March 13, 2009 (the “Original Filing”). This Amendment No. 1 is being filed solely to amend and restate the Report of Independent Registered Public Accounting Firm (the “Report”) filed under Item 15(a)(1) of the Original Filing and included in Item 8 by reference thereto. The Company inadvertently filed the incorrect document as the Report with the Original Filing. The Report included in this Amendment No. 1 replaces in its entirety the Report previously filed with the Original Filing. In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

Except as described above, no other changes are being made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing. This Amendment No. 1 consists solely of the amended Report, this explanatory note, the signature page and the certifications required to be filed as exhibits hereto.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Amendment No. 1 on Form 10-K/A*:

(1)	Financial Statements; Financial Statement Schedules:
Report of Joseph Decosimo and Company, PLLC, Independent Registered Public Accounting Firm

. . .

(3)	The following documents are filed or incorporated by reference as exhibits to this Amendment No. 1 on Form 10-K/A*:

Exhibit Number	Description
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

*

For a complete list of the exhibits filed with the Original Filing, see Item 15 of the Annual Report on Form 10-K for the fiscal year ended November 28, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEXT, INC. and subsidiaries as of November 28, 2008 November 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has been unable to refinance its line of credit which expires April 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of effectiveness of NEXT, INC.’s internal control over financial reporting as of November 28, 2008, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Joseph Decosimo and Company PLLC

Chattanooga, Tennessee

March 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 25th day of March, 2009.

NEXT INC.
By:	/s/ Robert M. Budd
Robert M. Budd
President and Chief Executive Officer

By:	/s/ David O. Cole
David O. Cole
Chief Financial Officer and Secretary Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.