Form 10-Q
period 2009-03-01
NEXT INC/TN
filed 2009-04-20
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [  ]     Accelerated Filer [  ]     Non-Accelerated Filer [  ]     Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 1, 2009, there were 27,369,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of March 1, 2009 and November 28, 2008

3

Condensed Consolidated Statements of Operations for the three months ended

March 1, 2009 and February 29, 2008

4

Condensed Consolidated Statements of Cash Flows for the three months ended

March 1, 2009 and February 29, 2008

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 4T.

Controls and Procedures

16

Part II – Other Information

Item 1.

Legal Proceedings

17

Item 6.

Exhibits

17

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 1, 2009	November 28, 2008
	(unaudited)
Assets

Current assets:
Cash	$184,834	$139,909
Accounts receivable, net of allowances for doubtful accounts of $87,244 at March 1, 2009 and November 28, 2008	2,948,722	4,384,238
Inventories	4,546,303	5,563,982
Prepaid expenses	207,617	155,250
Other current assets	12,765	79,764
Total current assets	7,900,241	10,323,143
Property, plant and equipment, net	2,085,212	2,141,039
Deferred taxes	–	–
Other assets, net	697,672	764,157
Total Assets	$10,683,125	$13,228,339

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,475,106	$2,182,051
Accrued expenses and other current liabilities	673,202	839,368
Short-term debt and current maturities	2,769,360	2,837,993
Loan from stockholders	200,000	200,000
Line of credit	4,231,099	5,144,524
Total current liabilities	9,348,767	11,203,936
Long-term debt, less current maturities	–	–
Total liabilities	9,348,767	11,203,936
Stockholders’ equity	1,334,358	2,024,403
Total Liabilities and Stockholders’ Equity	$10,683,125	$13,228,339

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 1, 2009	February 29, 2008
	(unaudited)	(unaudited)
Net sales	$3,058,345	$2,540,923
Cost of sales	2,459,882	1,717,540
Gross profit	598,463	823,383

Selling, general, and administrative expenses	1,136,987	1,250,669
Operating loss	(538,524)	(427,286)

Interest	(152,556)	(155,297)
Other income (expense)	380	74,117
Loss before income taxes	(690,700)	(508,466)

Benefit for income taxes	–	(173,051)
Net loss	$(690,700)	$(335,415)
Net loss per share, basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding, basic and diluted	27,363,846	21,830,648

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

 NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 1, 2009	February 29, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(690,700)	$(335,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128,973	145,991
Noncash compensation	505	506
Noncash fees	150	1,260
Deferred taxes	–	(173,051)
Changes in operating assets and liabilities:
Accounts receivable	1,435,516	4,164,402
Inventories	1,017,679	(545,601)
Prepaid expenses	(52,367)	(62,649)
Other assets	66,999	(31,088)
Accounts payable	(706,945)	(261,221)
Accrued expenses and other liabilities	(166,166)	(1,042,072)
Total adjustments	1,724,844	2,196,477
Net cash provided by operating activities	1,034,144	1,861,062

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,120)	(22,950)
Cash paid for intangible assets	(1,014)	(1,742)
Net cash used in investing activities	(7,161)	(24,692)

Cash flows from financing activities:
Revolving credit facility, net	(913,425)	(1,903,620)
Repayments of long term debt, loans and notes payable	(68,633)	(69,098)
Net cash used in financing activities	(982,058)	(1,972,718)

Net increase (decrease) in cash	44,925	(136,348)
Cash, beginning of period	139,909	200,276
Cash, end of period	$184,834	$63,928

Supplemental Information:
Cash paid during the period for interest	$143,155	$194,928

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

On March 24, 2009, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Friday ending the 13-week period of the Company’s fourth fiscal quarter to the Sunday ending the 13-week period of the Company’s fourth fiscal quarter.  As a result, the Company’s 2009 fiscal year will end on Sunday, November 29, 2009, rather than on Friday, November 27, 2009.

Prior to this change, the Company’s fiscal year was comprised of four 13-week fiscal quarters, with the first two months of each fiscal quarter being a 4-week period and the last month of each fiscal quarter being a 5-week period (subject to appropriate adjustment once every four years to account for leap years), in each case ending on a Friday.  As a result of this change, each fiscal quarter within the Company’s fiscal year (and each monthly period included within such fiscal quarter) will now end on a Sunday, with the 2009 fiscal year and the first fiscal quarter of 2009 having commenced immediately following the close of the Company’s 2008 fiscal year, or on Saturday, November 29, 2008.  In all other respects, the Company’s fiscal year and component periods will remain the same.

This Quarterly Report on Form 10-Q includes information and financial statements covering the additional two days resulting from the changes described above.

The condensed consolidated balance sheet as of November 28, 2008 (and disclosure information as applicable), contained herein has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rules 8-03 and 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at March 1, 2009, and November 28, 2008, and its results of operations for the three months ended March 1, 2009 and February 29, 2008, and the cash flows for the three months ended March 1, 2009 and February 29, 2008. Operating results for the three months ended March 1, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending November 29, 2009. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 28, 2008.

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  The Company is dependent upon available cash, operating cash flow and its line of credit to meet its capital needs.  The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Although the Company does not currently have a replacement lender for its asset based line of credit, which expires on April 30, 2009, it is in various stages of negotiations with three potential lenders.  One potential lender has made a proposal to the Company and is ready to begin due diligence.  A second potential lender is expected to prepare and submit a proposal within the next week.  The third potential lender is gathering information to formulate how and whether to make a proposal.  Based on its recently concluded annual audit and also on a recent bank pre loan audit, the Company expects that the first potential lender should be ready to close on its current proposal within two to four weeks and that the second potential lender should be able to meet a similar closing timeline.  During this same time period, the Company will implement a plan with its current lender to reduce its borrowings, which the Company has actively done over the last six weeks.  As of April 15, 2009, the Company’s line of credit borrowing has been reduced to under $3.2 million.  Based on recent discussions with its current lender, the Company believes that the line of credit facility will be extended on a limited basis after April 30, 2009 so long as the Company is able to show bona fide facts pertaining to replacement lending proposals and their progress and continues to reduce its borrowings under the facility, in which case the Company should have time to close any of the three options it is currently negotiating.  However, the Company has not received written assurances from its current lender as to such post-maturity credit extensions.  Similarly, the Company can make no assurances as to whether it will be able to consummate a replacement line of credit facility with any of the current (or future) potential lenders on satisfactory terms on a timely basis or at all, or, if successfully consummated, to maintain any such facility, on a favorable basis to the Company for its future needs, once initiated.

In addition to soliciting and evaluating proposals to replace its current asset based line of credit facility, the Company has executed several restructuring and cash management initiatives which have occurred from mid-2008 to the present that include:

•

A reorganization in October 2008 that included personnel terminations from all parts of the organization;

•

Conversion of selling personnel expenses from fixed to variable;

•

Managing working capital through the optimization of inventory levels; and

•

Restructuring and reengineering processes to reduce operating costs and improve efficiency.

While management believes these initiatives will better align the Company’s costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on net revenue and operating income.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. This expansion has been achieved through the acquisitions of several smaller enterprises, and their respective customer bases, the introduction of additional product lines and distribution channels, such as the Motor Sports Division, which sells to a national auto dealer market consisting of approximately 9,000 potential customers, as well as expansion of its traditional national retail merchant customer base. In the three months ended March 1, 2009, sales to the Company’s four largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 82% of total sales.  Amounts due to the Company from these four largest customers accounted for 83% of accounts receivable as of March 1, 2009.  In the three months ended February 29, 2008, sales to the Company’s top two customers whose purchases were greater than or equal to ten percent of total sales accounted for 63% of total sales. Amounts due to the Company from the three largest customers whose purchases were greater than or equal to ten percent accounted for 84% of accounts receivable as of November 28, 2008.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.  Seasonality is affected by significant selling price differential which result from sales of heavier garment in fall and winter months.

Recent Accounting Pronouncements

Recent accounting pronouncements that potentially affect these or future financial statements include:

In June 2008, the Securities and Exchange Commission (“SEC”) issued final rules that set the dates under which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in their annual reports for fiscal years ending on or after December 15, 2007, which was initiated for the Company’s fiscal year ended November 28, 2008, and must comply with the auditor attestation requirement in fiscal years ending on or after December 15, 2009, which will be the Company’s fiscal year ending November 28, 2010.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157).  This statement, and the related pronouncements, defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements.  We adopted the provisions of SFAS 157 for financial assets and liabilities beginning in the first quarter of fiscal 2008.  FASB Staff Position No. 157-2, issued in February 2008, deferred the effective date for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods  within those fiscal years beginning after November 15, 2008.  We do not expect this statement will have a material impact in fiscal 2009 when we apply the statement to our nonfinancial assets and liabilities.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The statement amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142.  This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  We are currently evaluating the effects, if any, that FSP 142-3 may have on our financial statements and anticipate the statement will not have a significant impact on the reporting of our results of operations when adopted on November 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.”  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.  The Company will evaluate the impact of the provisions of SFAS No. 141(R) and will adopt this standard for our fiscal year beginning on November 30, 2009.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value.  Appropriate consideration is given to obsolescence, excess levels, deterioration and other factors in evaluating net realizable value.  Inventories as of March 1, 2009, and November 28, 2008, consisted of the following:

	March 1, 2009	November 28, 2008
Raw materials	$2,561,263	$2,727,373
Finished goods	1,985,040	2,836,609
	$4,546,303	$5,563,982

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at March 1, 2009 and November 28, 2008, are as follows:

	March 1, 2009	November 28, 2008
Assets: Accounts receivable allowance	$34,898	$34,978
Goodwill and other intangibles	942,127	928,523
Net operating loss carryforwards	2,570,861	2,320,193
	3,547,886	3,283,694
Valuation allowance for deferred tax assets	(3,394,277)	(3,124,889)
Total deferred tax assets	$153,609	$158,805
Liabilities:
Property, plant and equipment	$153,609	$158,805
Goodwill and other intangibles	–	–
Total deferred tax liabilities	$153,609	$158,805

Deferred taxes, net	$–	$–

The Company adopted the provisions of FIN 48 on December 1, 2007.  Upon adoption of FIN 48, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months. If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states.  The Company’s tax years 2004 through 2007 remain open to examination for U. S. Federal and state income taxes.

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at March 1, 2009 and November 28, 2008 consisted of the following:

	March 1, 2009		November 28, 2008
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$4,231,099	$–	$5,144,524	$–
Notes payable	2,969,360	–	3,037,993	–
Total	$7,200,459	$–	$8,182,517	$–

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

Promissory notes issued by Crossroads Bank (formerly known as First Federal Savings Bank of Wabash) in September 2005 consist of three loans with an aggregate balance of $2,769,360 at March 1, 2009 payable in monthly installments of $39,626 of principal and interest.

Reclassification of long-term debt owed to Crossroads Bank to current liabilities resulted as a consequence of substantial doubt about the Company’s ability to continue as a going concern.  This reclassification was made due to a conclusion that if the Company is unable to continue as a going concern, this debt would be accelerated within the next twelve months and also because of the Company’s failure to meet certain financial covenants.

On January 31, 2009, the Company entered into an agreement, which extends the maturity date of the credit facility with National City Bank of Indiana (now part of PNC) to April 30, 2009, as a result of the Company’s inability to find a bank to replace National City Bank.  The advance rates on eligible accounts receivable and inventory under the credit facility are 85% and 55%, respectively.  At March 1, 2009, the interest rate is set at prime plus eight percent.  Under the agreement with National City Bank, the interest rate escalates to prime plus ten percent on April 1, 2009, and prime plus twelve percent after April 30, 2009 if National City Bank has not been replaced by then.  Furthermore, under the January 31, 2009 agreement, the Company’s total line of credit was reduced to $5,000,000 and National City Bank agreed to waive any covenant defaults and to suspend covenant calculations until April 30, 2009.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and a maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company.  As of March 1, 2009, interest expensed and accrued for this loan totaled $3,033 and $2,100, respectively. As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations, but the Company is not currently a party to any legal proceedings.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	March 1, 2009	November 28, 2008
Common stock, $.001 par value; 100,000,000 shares authorized, 27,369,055 and 27,360,055 shares issued and outstanding at March 1, 2009 and November 28, 2008, respectively	$27,369	$27,360
Additional paid-in capital	8,472,646	8,472,505
Accumulated deficit	(7,142,401)	(6,451,701)
Unearned compensation	(23,256)	(23,761)
Total stockholders’ equity	$1,334,358	$2,024,403

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires the presentation of basic and fully diluted EPS.  Basic and diluted EPS for the three months ended March 1, 2009 and February 29, 2008, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	March 1, 2009	February 29, 2008
Numerator:
Net loss	($ 690,700)	($ 335,415)
Denominator:
Basic weighted average common shares	27,363,846	21,830,648
Effect of dilutive stock options, warrants, and contingent acquisition related shares	–	–
Denominator for diluted loss per share	27,363,846	21,830,648
Basic and diluted loss per share	($ 0.03)	($ 0.02)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008 (the “2008 Form 10-K”).  In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “are of the opinion that” and words of similar import constitute “forward-looking statements.”  You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following:  the risk factors set forth in Part I, Item 1A (Risk Factors) of our 2008 Form 10-K; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks;  risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

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

In assessing the Company’s performance, management focuses on (a) increasing revenues primarily through enhancing its licensing programs and (b) protecting such revenues by diversifying its customer base regionally and demographically.  In order to enhance profitability, management monitors and seeks to improve gross margins primarily by internal cost controls and through importing and outsourcing.  Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  The Company is dependent upon available cash, operating cash flow and its line of credit to meet its capital needs.  The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Although the Company does not currently have a replacement lender for its asset based line of credit, which expires on April 30, 2009, it is in various stages of negotiations with three potential lenders.  One potential lender has made a proposal to the Company and is ready to begin due diligence.  A second potential lender is expected to prepare and submit a proposal within the next week.  The third potential lender is gathering information to formulate how and whether to make a proposal.  Based on its recently concluded annual audit and also on a recent bank pre loan audit, the Company expects that the first potential lender should be ready to close on its current proposal within two to four weeks and that the second potential lender should be able to meet a similar closing timeline.  During this same time period, the Company will implement a plan with its current lender to reduce its borrowings, which the Company has actively done over the last six weeks.  As of April 15, 2009, the Company’s line of credit borrowing has been reduced to under $3.2 million.  Based on recent discussions with its current lender, the Company believes that the line of credit facility will be extended on a limited basis after April 30, 2009 so long as the Company is able to show bona fide facts pertaining to replacement lending proposals and their progress and continues to reduce its borrowings under the facility, in which case the Company should have time to close any of the three options it is currently negotiating.  However, the Company has not received written assurances from its current lender as to such post-maturity credit extensions.  Similarly, the Company can make no assurances as to whether it will be able to consummate a replacement line of credit facility with any of the current (or future) potential lenders on satisfactory terms on a timely basis or at all, or, if successfully consummated, to maintain any such facility, on a favorable basis to the Company for its future needs, once initiated.

In addition to soliciting and evaluating proposals to replace its current asset based line of credit facility, the Company has executed several restructuring and cash management initiatives which have occurred from mid-2008 to the present that include:

•

A reorganization in October 2008 that included personnel terminations from all parts of the organization;

•

Conversion of selling personnel expenses from fixed to variable;

•

Managing working capital through the optimization of inventory levels; and

•

Restructuring and reengineering processes to reduce operating costs and improve efficiency.

While management believes these initiatives will better align the Company’s costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on net revenue and operating income.

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, embellishes, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary designs.  Products are imported, outsourced and embellished in-house via both the screenprint and embroidery processes.  Management believes that there are substantial growth opportunities in the imprinted sportswear industry and that the Company can be positioned to take advantage of such growth opportunities if it can find a suitable replacement for its current asset based line of credit.  Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices.

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™ and Campus Traditions USA™ line for most major colleges and universities in the U.S.;

▪

Licensing agreements with Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge® and GMC® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™ , Campus Traditions USA™ and Cadre Athletic™, among others; and

▪

Licensing and distribution agreements with GRITS (Girls Raised In The South) and Chuck E. Cheese.

Operations and Expansion

The Company is one of the larger companies in the highly fragmented licensed imprinted sportswear industry.  The Company has implemented its strategy of “Creating Retail Programs that Exceed Sales Expectations” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing, and fulfillment.  The Company has developed a large, diverse, and distinguished customer base of traditional retailers, including national and large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops and golf shops, and also makes sales to the general public via the Company’s internet web stores.

The Company may from time to time be engaged in discussions with various potential merger, partnerships, and acquisition targets or be the target of such discussions, and expects to sustain growth through strategic and synergistic opportunities with complementary businesses, in addition to organic initiatives. It is anticipated that such strategic opportunities will enable the Company to diversify its customer and distribution base, lessen its dependency on large customers and reduce overall operating costs by consolidating its services and distribution facilities, thereby enhancing stockholder value.  The Company is not presently a party to any definitive agreements with respect to any stated opportunities and there can be no assurance that any such opportunities will be accomplished in the near future, or at all.

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

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended March 1, 2009, and February 29, 2008.  These statements should be read in conjunction with the audited financial statements of the Company as filed in the 2008 Form 10-K.

	Three Months Ended
	March 1, 2009	February 29, 2008
	(unaudited)	(unaudited)
Net sales	$3,058,345	$2,540,923
Cost of sales	2,459,882	1,717,540
Gross profit	598,463	823,383
Operating and other expenses:
General and administrative expenses	411,945	422,886
Royalties, commissions, and selling expenses	481,476	560,011
Corporate expenses	243,566	267,772
Interest	152,556	155,297
Other (income) expenses	(380)	(74,117)
Total operating and other expenses	1,289,163	1,331,849
Loss before income taxes	(690,700)	(508,466)
Benefit for income taxes	–	(173,051)
Net loss	$(690,700)	$(335,415)

Summary

Net loss before taxes for the fiscal quarter ended March 1, 2009 increased by $182,234, or 35.9%. Net sales increased by $517,422, or 20.1% from the first quarter of fiscal 2008.  Gross profit margin decreased by 12.9% on higher net sales mainly due to management’s decision to sell a large quantity of fall inventory with prior year designs to a major customer with a special, one-off deep discount, which resulted in decreased inventory and increased cash flow during a slower sales volume season.  The Company had been carrying this fall inventory for that customer since 2007 and the customer had been buying the fall inventory down in season over the course of late 2007 and 2008.  The customer also agreed to purchase a large quantity of prior year design, all season inventory at normal sales prices, later in the 2009 fiscal year.  Operating and other expenses were decreased by 3.2% from the prior year due to several factors as detailed below.

Net Sales

Net sales increased 20.1% to $3,058,345 for the three months ended March 1, 2009, from $2,540,923 for the three months ended February 29, 2008.  The overall increase resulted primarily from a 450% increase in net sales (over the prior year period) to two large customers and a 30% increase in net sales (over the prior year period) to a third large customer due mainly to the special, one-off discount discussed in the Summary section above.  These increases were offset by a decrease in net sales to a fourth large customer and an overall decrease in net sales to smaller customers.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility in Indiana and its equipment.  Cost of sales increased to $2,459,882 (80.4% of sales) for the three months ended March 1, 2009, from $1,717,540 (67.6% of sales) for the three months ended February 29, 2008.  The increase in the percentage of sales is due mainly to the decision, discussed above, to sell a large quantity of fall inventory with prior year designs to a major customer with a special, one-off discount in exchange for agreement by the customer to purchase a remaining large quantity of prior year design, all-season inventory at normal sales price, later in the 2009 fiscal year.  Excluding this large discount, cost of sales would have been 71.4% of net sales which is a 3.8% increase from the prior year.  The increase in cost of sales was caused by higher sales coming from inventory which resulted in lower production activity.  The lower production activity resulted in an inability to cover largely fixed manufacturing expenses such as insurance, property taxes and depreciation.  This led to lower gross margin, but overall, improved cash flow.

Operating and Other Expenses

General and administrative expenses decreased for the current fiscal quarter to $411,945 from $422,886 in the first quarter of fiscal 2008.  The decline was caused by a decrease in wages that resulted from the Company’s reorganization efforts.

Royalty, commissions, and selling expenses are partially proportionate to sales, and also carry a fixed component for salaries, travel, leases and other sundry expenses of operating an in-house sales function.  These expenses for the three months ended March 1, 2009 were $481,476 versus $560,011 for the three months ended February 29, 2008. These expenses have decreased as a percentage of sales (15.7% in 2009 versus 22.0% in 2008).  Royalties and commissions contributed to this reduction due to sales mix, as did reductions in salaries, contract labor and rent, all of which are the result of the Company’s reorganization efforts.

Corporate expenses for the three months ended March 1, 2009, decreased slightly to $243,566 as compared to $267,772 for the three months ended February 29, 2008.  This change can be attributed to lower professional fees and wages, which was partially offset by higher bank fees.

Interest expense reflects the cost of borrowing on the line of credit and all short and long-term debt.  The amount decreased to $152,556 for the three months ended March 1, 2009, from $155,297 for the three months ended February 29, 2008.  The decrease is attributable to lower average outstanding balances on the line of credit and by decreases in the variable prime rate in the prior year offset by increasing fixed-portion of interest rates during the current quarter due to changes in the line of credit agreement discussed in the Liquidity and Capital Resources section.

Other income or expense items totaled $380 of income for the three months ended March 1, 2009, as compared to $74,117 of income for the three months ended February 29, 2008.  The decrease was caused principally by economic development incentives earned and other sundry items in the prior year.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items as required by SFAS 109.  The benefit for income taxes for the three months ended March 1, 2009 was $269,389 before valuation allowance, as compared to $173,051 for the three months ended February 29, 2008.  Realization of deferred tax assets is uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses.  As a result, a valuation allowance has been recorded in an amount sufficient to reduce the deferred tax asset to zero.

Financial Position, Capital Resources, and Liquidity – March 1, 2009 and November 28, 2008

At March 1, 2009, working capital was $(1,448,526) of which $(2,500,167) resulted from the reclassification of long-term debt owed to Crossroads Bank to current liabilities as a consequence of going concern considerations.  This reclassification was made due to a conclusion that if the Company is unable to continue as a going concern, this debt would be accelerated within the next twelve months and also because of the Company’s failure to meet certain financial covenants. Working capital at November 28, 2008, was $(880,793) of which $(2,561,168) was the reclassification of long-term debt.  Without this reclassification, working capital was $1,051,641, which is a decrease of $628,734 from working capital without the reclassification at November 28, 2008 of $1,680,375.  A substantially lower trade receivables balance and decrease in inventory offset by decreases in trade accounts payable, accrued expenses and revolving credit facility contribute to the lower working capital.

The Company’s cash on hand and in banks at March 1, 2009 was $184,834, as compared to $139,909 at November 28, 2008.  Differences in cash on hand are attributed to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital.  Cash provided by operations in the three months ended March 1, 2009, was $1,034,144 as compared to $1,861,062 of cash provided by operations for the three months ended February 29, 2008.  The decrease in cash provided by operations related primarily to a greater decrease in trade receivables in the prior year partially offset by a greater decrease in inventory in the current year as opposed to 2008 and a smaller decrease in accrued expenses in 2009 than in the prior year.

Cash from investing activities produced a net outflow of $7,161 for the three months ended March 1, 2009, as compared to an outflow of $24,692 for the three months ended February 29, 2008.  These relatively low expenditures for capital and intangible assets reflect the Company’s commitment to conserve cash.

Cash for financing activities produced net outflows of $982,058 for the three months ended March 1, 2009 and $1,972,718 for the three months ended February 29, 2008.  This variation is the result of a substantially lower line of credit balance carried during the current year.

The Company has historically financed its operations through a combination of earnings and debt.  The Company’s principal sources of debt financing are its revolving line of credit with National City Bank of Indiana and the promissory notes issued by Crossroads Bank.  On January 31, 2009, the Company entered into an agreement, which extends the maturity date of the credit facility with National City Bank of Indiana (now part of PNC) to April 30, 2009 as a result of the Company’s inability to find a bank to replace National City Bank.  The advance rates on eligible accounts receivable and inventory under the credit facility are 85% and 55%, respectively.  At March 1, 2009, the interest rate is set at prime plus eight percent.  Under the agreement with National City Bank, the interest rate escalates to prime plus ten percent on April 1, 2009, and prime plus twelve percent after April 30, 2009 if National City Bank has not been replaced by then.  Furthermore, under the January 31, 2009 agreement, the Company’s total line of credit was reduced to $5,000,000 and National City Bank agreed to waive any covenant defaults and to suspend covenant calculations until April 30, 2009.  The Company had drawn $4,231,099 as of March 1, 2009.  Cash availability from the revolving line of credit was $377,189 as of March 1, 2009 and $746,495 on February 29, 2008 as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on April 30, 2009.  The Company has made all payments on this line timely and has continued to operate within the established formulas for advances and repayments.

The Crossroads Bank promissory notes consist of three loans with an aggregate balance of $2,769,361 at March 1, 2009 payable in monthly installments of $39,626 of principal and interest.  The Company has made all payments on these loans timely and has continued to operate within the established formulas for advances and repayments.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and a maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company.  As of March 1, 2009, interest expensed and accrued for this loan totaled $3,033 and $2,100, respectively. As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from its banks since those loans charge interest at the prime rate plus a specified percentage.  At $4.2 million, a 1% change in the prime rate would impact the Company by $42,000.

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

Item 4T.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 1, 2009, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

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

Item 6.   Exhibits

Exhibit Number	Description
10.1	Promissory Note Modification Agreement dated effective as of November 30, 2008 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on December 3, 2008).
10.2	Promissory Note Modification Agreement dated effective as of December 15, 2008 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on December 17, 2008).
10.3	Forbearance Agreement dated effective as of January 31, 2008 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on February 5, 2009).
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT, INC.

April  20, 2009

By:  /s/ Robert M. Budd

Robert M. Budd,

Chief Executive Officer

By:  /s/ David O. Cole

David O. Cole,

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Promissory Note Modification Agreement dated effective as of November 30, 2008 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on December 3, 2008).
10.2	Promissory Note Modification Agreement dated effective as of December 15, 2008 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on December 17, 2008).
10.3	Forbearance Agreement dated effective as of January 31, 2008 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on February 5, 2009).
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.