Form 10-Q
period 2009-05-31
NEXT INC/TN
filed 2009-07-20
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

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

As of July 1, 2009, there were 27,381,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2009, and November 28, 2008

3

Condensed Consolidated Statements of Operations for the three and six months ended

May 31, 2009, and May 30, 2008

4

Condensed Consolidated Statements of Cash Flows for the six months ended

May 31, 2009, and May 30, 2008

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T. Controls and Procedures

17

Part II – Other Information

Item 1.  Legal Proceedings

19

Item 4.  Submission of Matters to a Vote of Security Holders

19

Item 6.  Exhibits

19

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2009	November 28, 2008
	(unaudited)
Assets

Current assets:
Cash	$151,586	$139,909
Accounts receivable, net of allowances for doubtful accounts in 2009 and 2008 of $87,244 and $87,445, respectively	2,581,305	4,384,238
Inventories	4,443,544	5,563,982
Prepaid expenses	262,289	155,250
Other current assets	12,356	79,764
Total current assets	7,451,080	10,323,143
Property, plant and equipment, net of allowances for depreciation	2,023,379	2,141,039
Deferred taxes, net of valuation allowances	–	–
Other assets, net	634,693	764,157
Total Assets	$10,109,152	$13,228,339

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,922,974	$2,182,051
Accrued expenses and other current liabilities	948,063	839,368
Line of credit	3,334,152	5,144,524
Short-term debt and current maturities	2,698,008	2,837,993
Loan from stockholders	200,000	200,000
Total current liabilities	9,103,197	11,203,936
Long-term debt, less current maturities	–	–
Total liabilities	9,103,197	11,203,936
Stockholders’ equity	1,005,955	2,024,403
Total Liabilities and Stockholders’ Equity	$10,109,152	$13,228,339

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	May 31, 2009	May. 30,2008
	(unaudited)	(unaudited)
Net sales	$2,555,559	$2,117,244
Cost of sales	1,788,443	1,683,202
Gross profit	767,116	434,042

Selling, general, and administrative expenses	944,157	1,227,084
Operating loss	(177,041)	(793,042)

Interest	(155,251)	(124,173)
Other income (expense)	3,285	464
Loss before income taxes	(329,007)	(916,751)

Benefit for income taxes	–	356,955
Net loss	$(329,007)	$(559,796)
Net loss per share, basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding, basic & diluted	27,373,242	24,256,506

	Six Months Ended
	May 31, 2009	May 30, 2008
	(unaudited)	(unaudited)
Net sales	$5,613,904	$4,658,167
Cost of sales	4,248,325	3,400,742
Gross profit	1,365,579	1,257,425

Selling, general, and administrative expenses	2,081,144	2,477,753
Operating loss	(715,565)	(1,220,328)

Interest	(307,807)	(279,470)
Other income (expense)	3,665	74,581
Loss before income taxes	(1,019,707)	(1,425,217)

Benefit for income taxes	–	530,006
Net loss	$(1,019,707)	$(895,211)
Net loss per share, basic and diluted	$(0.04)	$(0.04)
Weighted average shares outstanding, basic & diluted	27,368,549	23,043,576

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31, 2009	May 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,019,707)	$(895,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	255,313	290,188
Noncash compensation	1,010	1,011
Noncash fees	249	2,370
Bad debt expense	–	15,000
Deferred taxes	–	(530,006)
Changes in operating assets and liabilities:
Accounts receivable	1,802,933	3,923,902
Inventories	1,120,438	(283,234)
Prepaid expenses	(107,039)	(53,782)
Other assets	68,408	29,343
Accounts payable	(259,077)	(582,515)
Accrued expenses and other liabilities	108,695	(765,200)
Total adjustments	2,990,930	2,047,077
Net cash provided by operating activities	1,971,223	1,151,866

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,120)	(26,723)
Cash paid for intangible assets	(3,069)	(7,605)
Net cash used in investing activities	(9,189)	(34,328)

Cash flows from financing activities:
Revolving credit facility, net	(1,810,372)	(1,557,280)
Repayments of long term debt, loans and notes payable	(139,985)	(140,206)
Issuance of common stock, net	–	495,000
Net cash used in financing activities	(1,950,357)	(1,202,486)

Net increase (decrease) in cash	11,677	(84,948)
Cash, beginning of period	139,909	200,276
Cash, end of period	$151,586	$115,328

Supplemental Information:
Cash paid during the period for interest	$300,449	$314,982

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

Prior to this change, the Company’s fiscal year was comprised of four 13-week fiscal quarters (subject to appropriate adjustment once every four years to account for leap years), in each case ending on a Friday.  As a result of this change, each fiscal quarter within the Company’s fiscal year (and each monthly period included within such fiscal quarter) will now end on a Sunday, with the 2009 fiscal year and the first fiscal quarter of 2009 having commenced immediately following the close of the Company’s 2008 fiscal year, or on Saturday, November 29, 2008.  In all other respects, the Company’s fiscal year and component periods will remain the same.

The condensed consolidated balance sheet as of November 28, 2008, (and disclosure information as applicable) contained herein has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rules 8-03 and 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at May 31, 2009, and November 28, 2008, and its results of operations for the three and six months ended May 31, 2009, and May 30, 2008, and the cash flows for the six months ended May 31, 2009, and May 30, 2008. Operating results for the three and six months ended May 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending November 29, 2009. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 28, 2008.

The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. They have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company is dependent upon available cash, operating cash flow and its line of credit to meet its capital needs.

The Company has made significant progress in seeking a replacement lender for its asset based line of credit.  First, effective July 1, 2009, the Company successfully negotiated an extension of the current line of credit with National City Bank until September 30, 2009.  As has been the case twice before, National City Bank has not given any assurances as to any post-maturity credit extensions as part of the current extension.  Secondly, as part of that negotiation, the Company negotiated the removal of receivables owed by a large customer from the calculation of eligible receivables so that those receivables could be financed through an alternative lending program sponsored by that customer with a major national bank.  This has already enabled the Company to operate on significantly less funds from its line of credit by increasing the velocity of greater amounts of cash, and it is expected to reduce concerns of any potential lender over concentration of credit risk.  Furthermore, the Annual Percentage Rate charged under the program is less than that previously being charged by National City Bank under the line of credit facility and the program frees up otherwise capped collateral under prior extension agreements with National City Bank.   Lastly, the Company is in various stages of negotiations with potential lenders, two of which have made proposals to the Company. One proposal requires no due diligence and is feasible but would be an expensive solution and is not without significant risk.  Therefore, the Company has postponed action on this proposal and expects to pursue it only if no other viable proposal is available.  The second potential lender is ready to begin due diligence. Due diligence was placed on hold with this potential lender so that May 2009 results could be reported.  This potential lender is now in the process of scheduling the pre loan audit and other due diligence procedures.  In addition, the Company has continued to work with a third potential lender, who has expressed an interest in a lower line of credit.  The Company believes its move to take the receivables of the large customer out of the borrowing base with National City Bank will address this potential lender’s desire.  Based on a recently concluded audit by National City Bank, the Company’s annual audit for fiscal 2008, and also on a recent bank pre loan audit, the Company expects that the first two potential lenders could be ready to close on their respective proposals within four to six weeks after commencing a due diligence pre loan audit.  The Company can make no assurances as to whether it will be able to consummate a replacement line of credit facility with any potential lenders.

In addition to soliciting and evaluating proposals to replace its current asset based line of credit facility, the Company has executed and continues to execute several restructuring and cash management initiatives which have occurred from mid-2008 to the present that include:

•

A reorganization in October 2008 that included personnel terminations from all parts of the organization;

•

Conversion of selling personnel expenses from fixed to variable;

•

Managing working capital through the optimization of inventory levels; and

•

Restructuring and reengineering processes to reduce operating costs and improve efficiency.

While management believes these initiatives will better align the Company’s costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on net revenue and operating income, although several of the above initiatives are evident in the Company’s current operating results.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. In the six months ended May 31, 2009, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 75% of total sales.  Amounts due to the Company from these three largest customers accounted for 80% of accounts receivable as of May 31, 2009.  In the six months ended May 30, 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 73% of total sales. Amounts due to the Company from these three largest customers accounted for 82% of accounts receivable as of May 30, 2008.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company experiences seasonality in its sales cycle due to the amount of school-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters. Seasonality is affected by significant selling price differentials which result from sales of heavier garments in fall and winter months.

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles-a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently assessing the impact that SFAS 168 will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company is currently assessing the impact that SFAS 165 will have on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The statement amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142.  This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  We are currently evaluating the effects, if any, that FSP 142-3 may have on our financial statements and anticipate the statement will not have a significant impact on the reporting of our results of operations when adopted on November 29, 2009.

In December 2007, the FASB issued SFAS 141 (revised), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company will evaluate the impact the provisions of SFAS 141(R) and will adopt this standard for our fiscal year beginning on November 30, 2009.

In September 2006, FASB issued SFAS 157, Fair Value Measurements.  This statement, and the related pronouncements, defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements.  We adopted the provisions of SFAS 157 for financial assets and liabilities beginning in the first quarter of fiscal 2008.  FASB Staff Position No. 157-2, issued in February 2008, deferred the effective date for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods  within those fiscal years beginning after November 15, 2008.  We do not expect this statement will have a material impact in fiscal 2009 when we apply the statement to our nonfinancial assets and liabilities.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of May 31, 2009, and November 28, 2008, consisted of the following:

	May 31, 2009	November 28, 2008
Raw materials	$2,599,505	$2,727,373
Finished goods	1,844,039	2,836,609
	$4,443,544	$5,563,982

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2009, and November 28, 2008, are as follows:

	May 31, 2009	November 28, 2008
Assets: Accounts receivable allowance	$34,898	$34,978
Goodwill and other intangibles	922,958	928,523
Net operating loss carryforwards	2,722,313	2,320,193
	3,680,169	3,283,694
Valuation allowance for deferred tax assets	(3,530,688)	(3,124,889)
Total deferred tax assets	149,481	158,805
Liabilities:
Property, plant and equipment	149,481	158,805
Total deferred tax liabilities	149,481	158,805

Deferred taxes, net	$–	$–

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

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at May 31, 2009, and November 28, 2008, consisted of the following:

	May 31, 2009		November 28, 2008
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$3,334,152	$–	$5,144,524	$–
Notes payable	2,898,008	–	3,037,993	–
Total	$6,232,160	$–	$8,182,517	$–

Various assets collateralize all of the Company’s debt and certain amounts are guaranteed by its principal stockholders.

Promissory notes issued by Crossroads Bank (formerly known as First Federal Savings Bank of Wabash) in September 2005 consist of three loans with an aggregate balance of $2,698,008 at May 31, 2009 payable in monthly installments of $39,626 of principal and interest.  Reclassification of long-term debt owed to Crossroads Bank to current liabilities resulted as a consequence of substantial doubt about the Company’s ability to continue as a going concern.  This reclassification was made due to the Company’s failure to meet certain financial covenants.

On January 31, 2009, the Company entered into a forbearance agreement with National City Bank (now part of PNC Bank), which extended the maturity date of the revolving credit facility to April 30, 2009, in connection with the Company’s efforts to find a replacement lender.  On April 30, 2009, and again on June 30, 2009, the Company and National City Bank entered into amendments to the forbearance agreement, which extended the maturity date to June 30, 2009 and September 30, 2009, respectively.  The advance rates on eligible accounts receivable and inventory under the credit facility are 85% and 55%, respectively.  At July 1, 2009, the interest rate is set at prime plus six percent.  Under the amended credit facility, the interest rate will escalate to prime plus eight percent on August 1, 2009, and then to prime plus ten percent on September 1, 2009 and then to prime plus twelve percent after September 30, 2009, if amounts borrowed under the line of credit remain unpaid at that time.  Furthermore, under the June 30, 2009 amendment (“the Second Amendment”), the Company’s total line of credit was reduced to $3,000,000 from the previously reduced limit of $3,500,000 established under the April 30, 2009 amendment.  Also under the Second Amendment, the limit on the amount of the line of credit available from inventory collateral was reduced to $2,250,000 commencing July 1, 2009 through July 31, 2009, and thereafter to $1,500,000 to keep the amended credit facility consistent with the original intent of the loan.  Finally, at the request of the Company, the definition of eligible receivables under the original loan agreement was amended by the Second Amendment to exclude receivables of a large customer of the Company.  Instead, the Company has financed those receivables under an alternative lending program sponsored by that customer through a major national bank.  Pursuant to the Second Amendment, National City Bank has agreed to waive any covenant defaults and to suspend covenant calculations until September 30, 2009.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and a maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company.  As of May 31, 2009, interest expensed and accrued for this loan totaled $6,133 and $1,167, respectively. As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations, but the Company is not currently a party to any legal proceedings.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	May 31, 2009	November 28, 2008
Common stock, $.001 par value; 100,000,000 shares authorized, 27,378,055 and 27,360,055 shares issued and outstanding at May 31, 2009, and November 28, 2008, respectively	$27,378	$27,360
Additional paid-in capital	8,472,736	8,472,505
Accumulated deficit	(7,471,408)	(6,451,701)
Unearned compensation	(22,751)	(23,761)
Total stockholders’ equity	$1,005,955	$2,024,403

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and six months ended May 31, 2009, and May 30, 2008, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

Three months ended
	May 31, 2009	May 30, 2008
Numerator:
Net loss	$ (329,007)	$ (559,796)
Denominator:
Basic weighted average common shares	27,373,242	24,256,506
Basic and diluted loss per share	$ (0.01)	$ (0.02)

Six months ended
	May 31, 2009	May 30, 2008
Numerator:
Net loss	$ (1,019,707)	$ (895,211)
Denominator:
Basic weighted average common shares	27,368,549	23,043,576
Basic and diluted loss per share	$ (0.04)	$ (0.04)

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

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following:  the risk factors set forth in Part I, Item 1A (Risk Factors) of our 2008 Form 10-K; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks;  risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws

Introduction

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

The accompanying statements and discussions do not contemplate any adjustment that might be necessary if the Company is unable to continue as a going concern. They have been prepared and made on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company is dependent upon available cash, operating cash flow and its line of credit to meet its capital needs.

Overview

The Company is a creative and innovative sales and marketing organization that designs, develops, embellishes, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements as well as the Company’s own proprietary brands. Management believes that there are substantial growth opportunities in the imprinted sportswear industries and that the Company is well positioned to take advantage of such growth opportunities. Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas. To maximize its potential, the Company continually seeks to expand its license program, which currently includes the following

▪

Approximately 200 licenses and agreements to distribute its Cadre Athletic™, Varsity Classic™ , and Campus Traditions USA™ lines for most major colleges and universities in the United States;

▪

Licensing agreements with Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, and GMC® for their respective “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

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

The Company may from time to time be engaged in discussions with various potential merger, partnerships, and acquisition targets or be the target of such discussions, and expects to sustain growth through strategic and synergistic opportunities with complementary businesses, in addition to organic initiatives. It is anticipated that such strategic opportunities will enable the Company to diversify its customer and distribution base, lessen its dependency on large customers and reduce overall operating costs by consolidating its services and distribution facilities, thereby enhancing stockholder value.  The Company is not presently a party to any definitive agreements with respect to any stated opportunities and there can be no assurance that any such opportunities will be accomplished in the near future, or at all

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportsusa.com™; www.americanwildlifeusa.com™, and www.americanbiker.com™. The Company plans to establish additional e-commerce web sites as other product lines are established. The corporate website, www.nextinc.net, provides information to the general public about the Company.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and six months ended May 31, 2009, and May 30, 2008. These statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	May 31, 2009	May 30, 2008	May 31, 2009	May 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,555,559	$2,117,244	$5,613,904	$4,658,167
Cost of sales	1,788,443	1,683,202	4,248,325	3,400,742
Gross profit	767,116	434,042	1,365,579	1,257,425
Operating and other expenses:
General and administrative expenses	356,481	482,395	768,426	905,281
Royalties, commissions, and selling expenses	341,225	452,898	822,701	1,012,909
Corporate expenses	246,451	291,791	490,017	559,563
Interest expenses	155,251	124,173	307,807	279,470
Other (income) expenses	(3,285)	(464)	(3,665)	(74,581)
Total operating and other expenses	1,096,123	1,350,793	2,385,286	2,682,642
Loss before income taxes	(329,007)	(916,751)	(1,019,707)	(1,425,217)
Benefit for income taxes	–	356,955	–	530,006
Net loss	$(329,007)	$(559,796)	$(1,019,707)	$(895,211)

For the three months ended May 31, 2009

Summary

Net loss for the quarter ended May 31, 2009, improved $230,789 to ($329,007), as compared to ($559,796) from the same quarter ended May 30, 2008, on a $438,315 increase in sales for the quarter.  Gross profit margin increased by 9.5% due to better mix of items produced for sale, cost containment programs implemented, and improved operational organization of the process used to run products through the factory.   Additionally, certain improvements in cost management are reflected in reduced selling, general and administrative expenses over the prior year quarter.  These improvements all served to reduce net loss despite not having any income tax benefit and increased bank fees and interest paid to National City Bank of nearly $55,000.  The Company has executed and continues to execute several restructuring and cash management initiatives which have occurred from mid-2008 to the present that include:

•

A reorganization in October 2008 that included personnel terminations from all parts of the organization;

•

Conversion of selling personnel expenses from fixed to variable;

•

Managing working capital through the optimization of inventory levels; and

•

Restructuring and reengineering processes to reduce operating costs and improve efficiency.

While management believes these initiatives will better align the Company’s costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on net revenue and operating income, although several of the above initiatives are evident in the Company’s current operating results.

Net Sales

Net sales increased $438,315, or 20.7% to $2,555,559 for the three months ended May 31, 2009, from $2,117,244 for the three months ended May 30, 2008.  Sales to the Company’s historical top customer during the current year second quarter were high, continuing a strong trend from the first quarter of fiscal 2009.  Additionally, there was a stronger sales trend with another long-term top five customer and somewhat level performance for the remaining three of the Company’s top five customers as compared to the prior year quarter. These results are inconsistent with the conditions being experienced in the apparel segment of the retail industry, which has experienced decreased same-store sales on an industry-wide, overall basis.  While some retailers are struggling, others appear to be somewhat less affected and are expanding and redirecting their supply chain from import models into areas from which the Company is benefiting.  As a domestic manufacturer, the Company is positioned to take advantage of this movement.  Despite attempts by competitors to capitalize on the Company’s financing situation in an extraordinarily difficult credit market, the Company has experienced a nearly 21% increase in net sales which, in turn, has driven a 64% improvement in the Company’s pre-tax income for the three months ended May 31, 2009.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales decreased to $1,788,443 (70.0% of sales) for the three months ended May 31, 2009, from $1,683,202 (79.5% of sales) for the three months ended May 30, 2008.  This decrease resulted from better mix of items produced for sale, cost containment programs implemented, and improved operational organization of the process used to run products through the factory

Operating and Other Expenses

General and administrative expenses decreased by 26.1% to $356,481 for the three months ended May 31, 2009 compared to the same period in 2008.  Substantially lower expenses that resulted from implemented cost reductions, as augmented by attrition are responsible for the improvement.

Royalties, commissions, and selling expenses are proportionate to sales, and also carry a fixed component that includes some travel, samples and selling expenses incurred by home office employees.  Expenses for this area for the three months ended May 30, 2009, were $341,225, compared to $452,898 for the three months ended May 30, 2008.  The decrease was caused by lower commissions paid to outside sales representatives for business they generated, augmented by lower royalties resulting from products that were not sold as heavily in the current year quarter and by products not covered by a license because they were developed by the Company internally.  Additionally, the Company has benefited from the conversion of its internal sales force to variable based payment programs.

Corporate expenses for three months ended May 31, 2009 decreased by 15.5% to $246,451, as compared to $291,791 for the three months ended May 30, 2008.  Reductions in salary expense and professional fees offset by $25,000 in fees paid to National City Bank were responsible for the reduction.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt.  This expenditure increased for the three months ended May 31, 2009 to $155,251, as compared to $124,173 for the three months ended May 30, 2008.  Overall, the Company’s borrowings against its revolving line of credit for the three months ended May 31, 2009, decreased by $752,000 as compared to the prior year quarter. Therefore, substantially all of the increase in interest expense is attributable to the increased interest rates charged by National City Bank under the forbearance agreement and amendments thereto entered into with them.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items as required by SFAS 109.  The benefit for income taxes for the three months ended May 31, 2009, was $-0- after valuation allowance, as compared to $356,955 for the three months ended May 30, 2008. Realization of deferred tax assets is uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses.  As a result, a $3,530,688 valuation allowance has been recorded on the Company’s balance sheet at May 31, 2009.

For the six months ended May 31, 2009

Summary

Loss before income taxes for the six months ended May 31, 2009, improved 28.4% to ($1,019,707), as compared to ($1,425,217) from the six months ended May 30, 2008.  The six month period ended May 30, 2008 also had an income tax benefit of $530,006, which the similar period in 2009 did not contain.  Gross profit margin for the six months ended May 31, 2009 decreased by 2.7% over the prior year period due to the lingering effects of the sale during the first quarter of fiscal 2009 of the Company's remaining fall 2007 fleece inventory to a large customer at a one-time deep discount.   Additionally, improvements in cost management are reflected in reduced selling, general and administrative expenses over the prior year period.  These improvements all served to reduce net loss despite not having a $530,006 income tax benefit and increased bank fees and interest paid to National City Bank of nearly $175,000.  The following table presents a reconciliation of Net loss as reported (a GAAP measurement) to Pre tax loss as adjusted (a non-GAAP measurement) to present the above discussion more clearly for all readers.  Management has used this information along with numerous other measures to evaluate whether or not it has taken enough actions with regard to cost reductions in relation to sales increases to optimize cost to sales ratios.

	Six Months Ended
	May 31, 2009	May 30, 2008
	(unaudited)	(unaudited)
Net loss as reported (GAAP basis)	$(1,019,707)	$(895,211)
Eliminate recorded benefit for income taxes	-	530,006
Eliminate estimated increase in banking fees and interest	175,000
Pre tax loss as adjusted (non-GAAP)	$(844,707)	$(1,425,217)

Net Sales

Net sales for the six months ended May 31, 2009, increased by 20.5% to $5,613,904, from $4,658,167 for the six months ended May 30, 2008.    The retail industry, in general, is experiencing little to no growth across the country and worldwide.  Same store sales comparisons are down industry-wide. The Company believes its net sales improvement, despite the difficult retail environment, is directly attributable to three key factors. First, the “basic” nature of the Company’s product offerings tends to fare well during economic downturns. Second, the Company’s domestic manufacturing capabilities allow customers to take advantage of our shorter lead times. Finally, our ability to provide both import and domestic chase capabilities positions us favorably with our retail customers.  This sales improvement has been accomplished despite attempts by competitors to capitalize on the Company’s financing situation in an extraordinarily difficult credit market.  Net sales to the Company’s top three customers, which represent 75% of the Company’s total net sales, are up 53% over the same period last year.

Cost of Sales

The cost of sales for the six months ended May 31, 2009, was $4,248,325, which is an increase from $3,400,742 for the six months ended May 30, 2008, and is due to higher sales in the current fiscal year.  The gross profit margin (i.e., gross profits divided by net sales) decreased to 24.3% for the six months ended May 31, 2009, from 27.0% for the six months ended May 30, 2008, despite substantially increased revenues.  After considering that first quarter gross margin was negatively impacted 9% by the one-time, deep discount business done with a large customer, the Company’s continuing improved cost and production management credited back enough improvements to keep gross margin within 3% of the prior year period.

Operating and Other Expenses

General and administrative expenses decreased substantially to $768,426 for the six months ended May 31, 2009, from $905,281 for the six months ended May 30, 2008.  The improvement is primarily due to austerity, attrition and aggressive reductions made by management beginning last fall.

Royalties, commissions, and selling expenses for the six months ended May 31, 2009 decreased to $822,701, from $1,012,909 for the six months ended May 30, 2008.  The decrease for the current fiscal year period results from lower commission expenses as a percentage paid to outside sales representatives for business they generated, augmented by a decrease in royalties expense resulting from a higher percentage of products including resort/destination and specialty novelty goods, that are not covered by a license because they were developed by the Company internally.

Corporate expenses for the six months ended May 31, 2009 decreased by to $490,017, versus $559,563 for the six months ended May 30, 2008, despite $75,000 in banking fees paid to National City Bank in the current fiscal year period that were not paid in the prior fiscal year period.

Interest expense for the six months ended May 31, 2009, increased to $307,807 from $279,470 in the prior year period.  This increase happened despite lower line of credit borrowing in 2009 due to substantially higher interest rates charged by National City Bank.

Financial Position, Capital Resources, and Liquidity – May 31, 2009 and November 28, 2008

Working capital was $792,352 and $1,680,375 at May 31, 2009 and November 28, 2008, respectively, before reclassifications of long-term debt owed to Crossroads Bank carried as current liabilities as a consequence of failing to meet certain financial covenants. Working capital was, therefore, decreased by $888,023 from working capital without the reclassification at November 28, 2008.  A substantially lower trade receivables balance and decrease in inventory partially offset by decreases in trade accounts payable and borrowings under the revolving credit facility contribute to the lower working capital.

The Company’s cash on hand and in banks at May 31, 2009 was $151,586, as compared to $139,909 at November 28, 2008.  Differences in cash on hand are attributed to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations for the six months ended May 31, 2009 was $1,971,223, as compared to $1,151,866 of cash provided by operations for the six months ended May 30, 2008.  The increase in cash provided by operations related primarily to a decrease in inventory offset partially by an increase in accounts receivable and decreases in accounts payable and accrued expenses.

Cash from investing activities produced a net outflow of $9,189 for the six months ended May 31, 2009, as compared to an outflow of $34,328 for the six months ended May 30, 2008.  These cash outflows resulted from purchases of equipment and intangible assets in both periods.

Financing activities used cash of $1,950,357 and $1,202,486 for the six months ended May 31, 2009, and May 30, 2008, respectively.  Repayments of long term debt and formula driven pay downs on the revolving credit facility were the sources of these outflows.

The Company has historically financed its operations through a combination of earnings and debt.  The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and the promissory notes issued by Crossroads Bank.  On January 31, 2009, the Company entered into a forbearance agreement with National City Bank (now part of PNC Bank), which extended the maturity date of the credit facility to April 30, 2009, in connection with the Company’s efforts to find a replacement lender.  On April 30, 2009, and again on June 30, 2009, the Company and National City Bank entered into amendments to the forbearance agreement, which extended the maturity date to June 30, 2009 and September 30, 2009, respectively.  The advance rates on eligible accounts receivable and inventory under the credit facility are 85% and 55%, respectively.  At July 1, 2009, the interest rate is set at prime plus six percent.  Under the amended credit facility, the interest rate will escalate to prime plus eight percent on August 1, 2009, and then to prime plus ten percent on September 1, 2009 and then to prime plus twelve percent after September 30, 2009, if amounts borrowed under the line of credit remain unpaid at that time.  Furthermore, under the June 30, 2009 amendment (“the Second Amendment”), the Company’s total line of credit was reduced to $3,000,000 from the previously reduced limit of $3,500,000 established under the April 30, 2009 amendment.  Also under the Second Amendment, the limit on the amount of the line of credit available from inventory collateral was reduced to $2,250,000 commencing July 1, 2009 through July 31, 2009, and thereafter to $1,500,000 to keep the amended credit facility consistent with the original intent of the loan.  Finally, at the request of the Company, the definition of eligible receivables under the original loan agreement was amended by the Second Amendment to exclude receivables of a large customer of the Company.  Instead, the Company has financed those receivables under an alternative lending program sponsored by that customer through a major national bank.  Pursuant to the Second Amendment, National City Bank has agreed to waive any covenant defaults and to suspend covenant calculations until September 30, 2009.

The Company had drawn $3,334,152 under the credit facility as of May 31, 2009.  Cash availability from the revolving line of credit was $165,848 as of May 31, 2009 and $187,548 on May 30, 2008 as filed with National City on the day nearest to the end of the Company’s month. The credit facility matures on September 30, 2009.  The Company has made all payments on this line timely and has continued to operate within the established formulas for advances and repayments.

The Company has made significant progress in seeking a replacement lender for its asset based line of credit.  First, effective July 1, 2009, the Company successfully negotiated an extension of the current line of credit with National City Bank until September 30, 2009.  As has been the case twice before, National City Bank has not given any assurances as to any post-maturity credit extensions as part of the current extension.  Secondly, as part of that negotiation, the Company negotiated the removal of receivables owed by a large customer from the calculation of eligible receivables so that those receivables could be financed through an alternative lending program sponsored by that customer with a major national bank.  This has already enabled the Company to operate on significantly less funds from its line of credit by increasing the velocity of greater amounts of cash, and it is expected to reduce concerns of any potential lender over concentration of credit risk.  Furthermore, the Annual Percentage Rate charged under the program is less than that previously being charged by National City Bank under the line of credit facility and the program frees up otherwise capped collateral under prior extension agreements with National City Bank.   Lastly, the Company is in various stages of negotiations with potential lenders, two of which have made proposals to the Company. One proposal requires no due diligence and is feasible but would be an expensive solution and is not without significant risk.  Therefore, the Company has postponed action on this proposal and expects to pursue it only if no other viable proposal is available.  The second potential lender is ready to begin due diligence. Due diligence was placed on hold with this potential lender so that May 2009 results could be reported.  This potential lender is now in the process of scheduling the pre loan audit and other due diligence procedures.  In addition, the Company has continued to work with a third potential lender, who has expressed an interest in a lower line of credit.  The Company believes its move to take the receivables of a large customer out of the borrowing base with National City Bank will address this potential lender’s desire.  Based on a recently concluded audit by National City Bank, the Company’s annual audit for fiscal 2008, and also on a recent bank pre loan audit, the Company expects that the first two potential lenders could be ready to close on their respective proposals within four to six weeks after commencing a due diligence pre loan audit.  The Company can make no assurances as to whether it will be able to consummate a replacement line of credit facility with any potential lenders.

The interest rate payable under the promissory notes issued to Crossroads Bank varies from 6.0% to 7.0% for the three loans.  The promissory notes are collateralized by land, buildings and machinery and equipment, and limited personal guarantees of one board member and one significant stockholder.  The loans contain financial covenants identical to those under the revolving credit facility.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and a maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  Next Investors, LLC’s principal partners are comprised of one board member, and two shareholders of the Company.  As of May 31, 2009, interest expensed and accrued for this loan totaled $6,133 and $1,167, respectively. As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and foreign currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from its banks since those loans charge interest at the prime rate plus a specified percentage.  At $3.0 million, a 1% change in the prime rate would impact the Company by $30,000.

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

Item 4T.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2009, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 7, 2009.  At the meeting, the stockholders voted on each matter set forth below as follows:

1.

The election of five directors for a term expiring in 2010, as follows:

Nominee	For	Withheld
Ronald J. Metz	21,463,249	2,218,969
Robert M. Budd	22,097,091	1,558,708
Salvatore Geraci	22,097,091	1,558,809
Dan F. Cooke	21,393,291	2,262,508
Charles W. Reed	21,436,830	2,218,969

2.

The ratification of the appointment of Joseph Decosimo and Company, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending November 29, 2009:

For	Against	Abstain	Broker Non-Votes
22,007,418	946,629	701,752	––

Item 6.   Exhibits

Exhibit Number	Description
10.1	First Amendment to Forbearance Agreement dated effective May 1, 2009 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on April 30, 2009).
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT, INC.

July 20, 2009

By:  /s/ Robert M. Budd

Robert M. Budd,

Chief Executive Officer

By:  /s/ David O. Cole

David O. Cole,

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Forbearance Agreement dated effective May 1, 2009 (incorporated by reference to Exhibit 99.1 to the registrants Form 8-K filed on April 30, 2009).
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.