Form 10-Q
period 2009-08-30
NEXT INC/TN
filed 2009-10-19
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2009

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

As of October 1, 2009, there were 27,390,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of August 30, 2009, and November 28, 2008

3

Condensed Consolidated Statements of Operations for the three and nine months ended

August 30, 2009, and August 29, 2008

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

August 30, 2009, and August 29, 2008

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T. Controls and Procedures

19

Part II – Other Information

Item 1.  Legal Proceedings

20

Item 6.  Exhibits

20

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 30, 2009	November 28, 2008
	(unaudited)
Assets

Current assets:
Cash	$138,481	$139,909
Accounts receivable, net of allowance for doubtful accounts in 2009 and 2008 of $86,615 and $87,445, respectively	3,441,680	4,384,238
Inventories	4,860,139	5,563,982
Prepaid expenses	271,451	155,250
Other current assets	24,467	79,764
Total current assets	8,736,218	10,323,143
Property, plant and equipment, net	1,964,372	2,141,039
Deferred taxes, net of valuation allowances	–	–
Other assets, net	588,001	764,157
Total Assets	$11,288,591	$13,228,339

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,850,164	$2,182,051
Accrued expenses and other current liabilities	2,469,422	839,368
Line of credit	2,035,087	5,144,524
Short-term debt and current maturities	2,655,924	2,837,993
Loan from stockholders	200,000	200,000
Total current liabilities	10,210,597	11,203,936
Long-term debt, less current maturities	–	–
Total liabilities	10,210,597	11,203,936
Stockholders’ equity	1,077,994	2,024,403
Total Liabilities and Stockholders’ Equity	$11,288,591	$13,228,339

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	August 30, 2009	August 29, 2008
	(unaudited)	(unaudited)
Net sales	$5,125,079	$7,323,686
Cost of sales	3,711,729	5,099,300
Gross profit	1,413,350	2,224,386

Selling, general, and administrative expenses	1,191,881	1,734,762
Operating income	221,469	489,624

Interest	(150,466)	(177,732)
Other income	470	477
Income before income taxes	71,473	312,369

Provision for income taxes	–	99,963
Net income	$71,473	$212,406
Net income per share, basic and diluted	$0.003	$0.008
Weighted average shares outstanding, basic	27,378,055	27,348,681
Weighted average shares outstanding, diluted	27,378,055	27,419,459

	Nine Months Ended
	August 30, 2009	August 29, 2008
	(unaudited)	(unaudited)
Net sales	$10,738,983	$11,981,853
Cost of sales	7,960,054	8,500,042
Gross profit	2,778,929	3,481,811

Selling, general, and administrative expenses	3,273,025	4,212,515
Operating loss	(494,096)	(730,704)

Interest	(458,273)	(457,202)
Other income	4,135	75,058
Loss before income taxes	(948,234)	(1,112,848)

Benefit for income taxes	–	430,043
Net loss	$(948,234)	$(682,805)
Net loss per share, basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding, basic & diluted	27,373,276	24,478,611

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 30, 2009	August 29, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(948,234)	$(682,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	438,668	473,612
Noncash compensation	1,516	1,517
Noncash fees	309	3,210
Bad debt expense	–	15,000
Deferred taxes	–	(430,043)
Changes in operating assets and liabilities:
Accounts receivable	942,558	809,129
Inventories	703,843	(523,878)
Prepaid expenses	(68,821)	(45,919)
Other assets	56,797	17,947
Accounts payable	668,113	935,618
Accrued expenses and other liabilities	1,630,054	(407,722)
Total adjustments	4,373,037	848,471
Net cash provided by operating activities	3,424,803	165,666

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,515)	(32,223)
Cash paid for intangible assets	(5,019)	(17,244)
Net cash used in investing activities	(12,534)	(49,467)

Cash flows from financing activities:
Revolving credit facility, net	(3,109,437)	(518,654)
Repayments of long term debt, loans and notes payable	(182,069)	(209,726)
Issuance of common stock, net	–	495,000
Fees paid for financing activities	(122,191)	(5,000)
Net cash used in financing activities	(3,413,697)	(238,380)

Net decrease in cash	(1,428)	(122,181)
Cash, beginning of period	139,909	200,276
Cash, end of period	$138,481	$78,095

Supplemental Information:
Cash paid during the period for interest	$457,607	$520,539

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

The condensed consolidated balance sheet as of November 28, 2008, (and disclosure information as applicable) contained herein has been derived from audited financial statements.  The unaudited interim condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rules 8-03 and 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data to the Company’s current financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at August 30, 2009, and November 28, 2008, and its results of operations for the three and nine months ended August 30, 2009, and August 29, 2008, and the cash flows for the nine months ended August 30, 2009, and August 29, 2008. Operating results for the three and nine months ended August 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending November 29, 2009. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 28, 2008.

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

The Company has continued to make progress in seeking a replacement lender for its asset based line of credit.  On September 30, 2009, the Company and National City Bank entered an agreement which extends the maturity date of the line of credit facility to October 30, 2009.  National City Bank has not given any assurances as to any post-maturity credit extensions as part of the current extension.  However, the purpose of the this 30 day extension is to permit further progression of current discussions between the Company and National City Bank toward a possible alternative structuring of the line of credit facility for a longer term agreement.  As part of these discussions, the Company has agreed to retain independent consultants to help it evaluate alternative strategic options.   In August 2009, a potential new lender that had made a proposal to the Company resumed its due diligence after having previously placed these procedures on hold pending the Company’s reporting of certain 2009 results.  This potential new lender has now completed the pre loan audit and has begun other due diligence procedures such as an inventory appraisal.

The Company can make no assurances as to whether it will be able to consummate a replacement line of credit facility with any potential lenders.

In addition to soliciting and evaluating proposals to replace its current asset based line of credit facility, the Company has executed and continues to execute several restructuring and cash conservation initiatives which have occurred from mid-2008 to the present that include:

•

A reorganization that included personnel terminations from all parts of the organization;

•

Ten percent across the board salary cuts;

•

Conversion of sales personnel expenses from fixed to variable;

•

Managing working capital through the optimization of inventory levels;

•

Restructuring and reengineering processes to reduce operating costs and improve efficiency;

•

Completing a restructuring of loan documentation with Crossroads Bank; and

•

Implementing a customer sponsored alternative financing arrangement to reduce revolving debt.

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

Customer Base and Credit Concentration

The Company has developed a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. In the nine months ended August 30, 2009, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 81% of total sales.  Amounts due to the Company from these three largest customers accounted for 82% of accounts receivable as of August 30, 2009.  In the nine months ended August 29, 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 77% of total sales. Amounts due to the Company from these three largest customers accounted for 80% of accounts receivable as of August 29, 2008.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded reserves. Such estimates could change in the future.

The Company experiences seasonality in its sales cycle due to the amount of school-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters. Seasonality is also affected by significant selling price differentials which result from sales of heavier garments in fall and winter months.

Sale of Receivables

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  We received net proceeds from the sale of receivables of $1,785,785 for the three months and nine months ended August 30, 2009 and incurred fees of $7,355 to do so.  We have not established a target for the sale of accounts receivable for the remainder of fiscal 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles-a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently assessing the impact that SFAS 168 will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 for our fiscal quarter ended August 30, 2009.  The adoption of SFAS 165 by the Company did not have a material impact on its consolidated financial position or results of operations.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from August 30, 2009 through October 19, 2009, the date the financial statements were available to be issued, for material subsequent events requiring recognition or disclosure.

In June 2008, the U.S. Securities and Exchange Commission (“SEC”) issued final rules that set the dates under which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in their annual reports for fiscal years ending on or after December 15, 2007, which was initiated for the Company’s fiscal year ended November 28, 2008. In October 2009, the SEC extended the date by which companies must comply with the auditor attestation requirement to fiscal years ending on or after June 15, 2010, which will be the Company’s fiscal year ending November 28, 2010.

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

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of August 30, 2009, and November 28, 2008, consisted of the following:

	August 30, 2009	November 28, 2008
Raw materials	$2,637,510	$2,727,373
Finished goods	2,222,629	2,836,609
	$4,860,139	$5,563,982

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at August 30, 2009, and November 28, 2008, are as follows:

	August 30, 2009	November 28, 2008
Assets: Accounts receivable allowance	$34,646	$34,978
Goodwill and other intangibles	913,710	928,523
Net operating loss carryforwards	1,873,897	1,506,883
	2,822,253	2,470,384
Valuation allowance for deferred tax assets	(2,676,465)	(2,311,579)
Total deferred tax assets	145,788	158,805
Liabilities:
Property, plant and equipment	145,788	158,805
Total deferred tax liabilities	145,788	158,805

Deferred taxes, net	$–	$–

A reduction of gross deferred tax assets and the associated valuation allowance was made at August 30, 2009, after the filing of the November 28, 2008 corporate tax return. A portion of the goodwill written off as impaired at November 28, 2008 was presumed to be currently deductible for tax purposes in error.  This error caused the estimated net operating loss for the year then ended to be overstated, which caused the deferred tax asset to also be overstated.  The write down of the deferred tax asset associated with this portion of the goodwill written off created an expense that should have reduced the November 28, 2008 deferred tax asset estimate by approximately $800,000.  Since total deferred tax assets are reduced by a valuation allowance, and because they continue to be reduced by such allowance, there would have been no net effect to the income statement at November 28, 2008, nor, would there be any during fiscal 2009.

The Company adopted the provisions of FIN 48 on December 1, 2007.  Upon adoption of FIN 48, the Company had no unrecognized tax benefits recorded.  The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months. If unrecognized tax benefits existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states.  The Company’s tax years 2005 through 2007 remain open to examination for U. S. Federal and state income taxes.

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at August 30, 2009, and November 28, 2008, consisted of the following:

	August 30, 2009		November 28, 2008
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$2,035,087	$–	$5,144,524	$–
Notes payable	2,855,924	–	3,037,993	–
Total	$4,891,011	$–	$8,182,517	$–

On August 21, 2009, the Company and Crossroads Bank entered into new loan documents effective as of August 14, 2009, including business loan agreements and promissory notes, with respect to three loans originally extended to the Company by Crossroads Bank in 2004 and 2005.  Following this restructuring, the three loans had an aggregate balance of $2,655,924 at August 30, 2009. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2010.  The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans have an aggregate principal balance of $72,835.  In connection with entering the new loan documents, Crossroads Bank agreed to waive principal payments for August 2009 under these loans.  Payments under these two loans were resumed beginning September 2009 and the loans are scheduled to be paid in full on their original maturity dates of November 2, 2009 and June 24, 2010.  The resulting monthly installments on these two loans will be $12,220.  The Company paid Crossroads Bank $10,000 in fees and paid its Wabash based counsel $4,500 in fees to accomplish the restructuring.  Crossroads Bank permanently waived all current and prior covenant violations associated with these loans and modified future covenant requirements at the same time.  However, due to doubt that the Company will be able to meet certain future financial covenants for which a waiver is not yet due, the debt has been classified as a current liability.  Under the terms of a 2005 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City Bank of its interest in those assets to Crossroads Bank.

On January 31, 2009, the Company entered into a forbearance agreement with National City Bank (now part of PNC Bank), which extended the maturity date of the revolving credit facility to April 30, 2009, in connection with the Company’s efforts to find a replacement lender.  On April 30, 2009, and again on June 30, 2009, the Company and National City Bank entered into amendments to the forbearance agreement, which extended the maturity date to June 30, 2009 and September 30, 2009, respectively.  On September 30, 2009, the Company and National City Bank entered into an extension agreement (the “Extension Agreement”) which further extended the maturity date to October 30, 2009.  The purpose of the Extension Agreement was to permit progression of current discussions between the Company and National City Bank toward a possible alternative structuring of the credit facility (and documentation of the same) which would enable the Company to continue due diligence with an alternative lender and to pursue strategic business opportunities the Company has with its customers and strategic partners.  The advance rates on eligible accounts receivable and inventory under the credit facility are 85% and 55%, respectively.  At October 1, 2009, the interest rate is set at prime plus ten percent.  Pursuant to the Extension Agreement, the interest rate will escalate to prime plus twelve percent after October 30, 2009, if amounts borrowed under the line of credit remain unpaid at that time.  Under the June 30, 2009 amendment (the “Second Amendment”), the Company’s total line of credit was reduced to $3,000,000 from the previously reduced limit of $3,500,000 established under the April 30, 2009 amendment.  The limit on the amount of the line of credit available from inventory collateral was increased to $2,500,000 under the Extension Agreement so as to not unnecessarily restrict the Company from pursuing strategic business opportunities with its customers and strategic partners.  Previously, this amount had been reduced to $1,500,000 under the Second Amendment. National City Bank holds an interest in all assets of the Company.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus 0.25% and a maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement (the “Note Extension Agreement”) for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  At August 31, 2009, in accordance with the terms of its subordination agreement with Next Investors LLC, National City Bank withheld its approval of any further payments to Next Investors, LLC.  Under the Note Extension Agreement, whenever National City Bank withholds such approval, the nonpayment by the Company does not constitute a payment default.  The principal partners of Next Investors, LLC are comprised of one board member, and two shareholders of the Company.  As of August 30, 2009, interest expensed and accrued for this loan totaled $9,167 and $933, respectively. As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations, but the Company is not currently a party to any legal proceedings.

7.

Stockholders’ Equity

Stockholders’ equity was comprised of the following:

	August 30, 2009	November 28, 2008
Common stock, $.001 par value; 100,000,000 shares authorized, 27,387,055 and 27,360,055 shares issued and outstanding at August 30, 2009, and November 28, 2008, respectively	$27,387	$27,360
Additional paid-in capital	8,472,787	8,472,505
Accumulated deficit	(7,399,935)	(6,451,701)
Unearned compensation	(22,245)	(23,761)
Total stockholders’ equity	$1,077,994	$2,024,403

8.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 requires the presentation of basic and fully diluted EPS. Basic and diluted EPS for the three and nine months ended August 30, 2009, and August 29, 2008, are calculated on the basis of the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	August 30, 2009	August 29, 2008
Numerator:
Net income	$71,473	$212,406
Denominator:
Basic weighted average common shares	27,378,055	27,348,681
Effect of dilutive stock options and warrants	–	70,778
Basic and diluted earnings per share	$0.003	$0.008

	Nine months ended
	August 30, 2009	August 29, 2008
Numerator:
Net loss	$(948,234)	$(682,805)
Denominator:
Basic weighted average common shares	27,373,276	24,478,611
Basic and diluted loss per share	$(0.03)	$(0.03)

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

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following:  the risk factors set forth in Part I, Item 1A (Risk Factors) of our 2008 Form 10-K; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks;  risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners, including the ability to finance or refinance our operations; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

Introduction

As noted elsewhere in this report, the Company’s principal customers are large national and regional retailers. In order to maintain its relationship with these customers, enhance revenues from them and enable them to improve their revenues and margins, the Company must work closely with these customers to ensure they receive the Company’s products expeditiously and economically. The Company works diligently to maintain what management calls “supply chain excellence” – a way for the Company to provide strategic value added services to its customers.

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional and imprinted products. Many of these competitors may be larger and/or better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional products, markets, distribution channels or by making strategic acquisitions, additional capital may be required.

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

▪

Licensing agreement with Dodge ® for its “branded” logos for the RPM Sports USA™ motor sports line, targeting the automotive dealership network and automotive venue markets;

▪

Proprietary designs including American Biker™, American Wildlife™, Ragtops Sportswear™, Campus Traditions USA™ and Cadre Athletic™, among others; and

▪

Licensing and distribution agreements with GRITS (Girls Raised In The South) and Chuck E. Cheese.

Operations and Expansion

The Company is one of the larger companies in the highly fragmented licensed imprinted sportswear industry.  The Company has implemented its strategy of “Creating Retail Programs that Exceed Expectations” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted sportswear), sourcing (for distributed products), warehousing, and fulfillment.  The Company has developed a large, diverse, and distinguished customer base of traditional retailers, including national and large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops and golf shops, and also makes sales to the general public via the Company’s internet web stores.

The Company may from time to time be engaged in discussions with various potential merger, partnership, and acquisition targets or be the target of such discussions, and expects to sustain growth through strategic and synergistic opportunities with complementary businesses, in addition to organic initiatives. It is anticipated that such strategic opportunities will enable the Company to diversify its customer and distribution base, lessen its dependency on large customers and reduce overall operating costs by consolidating its services and distribution facilities, thereby enhancing stockholder value.  The Company is not presently a party to any definitive agreements with respect to any stated opportunities and there can be no assurance that any such opportunities will be accomplished in the near future, or at all

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. The Company has been successful in establishing itself as a premier supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportsusa.com™; www.americanwildlifeusa.com™; and www.americanbiker.com™. The Company plans to establish additional e-commerce web sites as other product lines are established. The corporate website, www.nextinc.net, provides information to the general public about the Company.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three and nine months ended August 30, 2009, and August 29, 2008. These statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s 2008 Form 10-K.

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 29, 2008	August 30, 2009	August 29, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$5,125,079	$7,323,686	$10,738,983	$11,981,853
Cost of sales	3,711,729	5,099,300	7,960,054	8,500,042
Gross profit	1,413,350	2,224,386	2,778,929	3,481,811
Operating and other expenses:
General and administrative expenses	257,641	389,926	1,026,067	1,295,207
Royalties, commissions, and selling expenses	684,492	1,118,115	1,507,193	2,131,024
Corporate expenses	249,748	226,721	739,765	786,284
Interest expenses	150,466	177,732	458,273	457,202
Other (income) expenses	(470)	(477)	(4,135)	(75,058)
Total operating and other expenses	1,341,877	1,912,017	3,727,163	4,594,659
Income (loss) before income taxes	71,473	312,369	(948,234)	(1,112,848)
Benefit for income taxes	–	99,963	–	(430,043)
Net income (loss)	$71,473	$212,406	$(948,234)	$(682,805)

For the three months ended August 30, 2009

Summary

Net income for the quarter ended August 30, 2009, decreased $140,933 to $71,473, as compared to $212,406 from the same quarter ended August 29, 2008, on a $2,198,607 decrease in sales for the quarter.  Gross profit margin decreased by 2.8% due to lower domestic manufacturing volume.   Additionally, certain improvements in cost management are reflected in reduced selling, general and administrative expenses over the prior year quarter.  The Company has executed and continues to execute several restructuring and cash conservation initiatives which have occurred from mid-2008 to the present that include:

•

A reorganization that included personnel terminations from all parts of the organization;

•

Ten percent across the board salary cuts;

•

Conversion of sales personnel expenses from fixed to variable;

•

Managing working capital through the optimization of inventory levels;

•

Restructuring and reengineering processes to reduce operating costs and improve efficiency;

•

Completing a restructuring of loan documentation with Crossroads Bank; and

•

Implementing a customer sponsored alternative financing arrangement to reduce revolving debt

Management believes these initiatives better align the Company’s costs with its anticipated revenues going forward.

Net Sales

Net sales decreased $2,198,607, or 30.0%, to $5,125,079 for the three months ended August 30, 2009, from $7,323,686 for the three months ended August 29, 2008.  Sales to the Company’s top three customers decreased 17.0% for the three months ended August 30, 2009, compared to the same quarter last year.  For the third quarter of fiscal 2009, sales to only five of the Company’s top twenty customers increased by an aggregate of 21.6%, over the same quarter last year.  Sales to the other fifteen of the Company’s top twenty customers decreased by an aggregate of 68.1%, compared to the same quarter last year.  Sales to the rest of the Company’s customer base for the three months ended August 30, 2009, increased by an aggregate of 109.3%, compared to the same quarter last year.  These results are reflective of the continuing volatility in the retail apparel industry.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales decreased to $3,711,729 (72.4% of sales) for the three months ended August 30, 2009, from $5,099,300 (69.6% of sales) for the three months ended August 29, 2008.  The increase in cost as a percentage of sales is due to lower manufacturing volume that resulted from lower overall sales and a higher mix of imported sets sold during the quarter.

Operating and Other Expenses

General and administrative expenses decreased by 33.9% to $257,641 for the three months ended August 30, 2009 compared to the same three-month period in 2008.  Substantially lower expenses that resulted from implemented cost reductions, as augmented by attrition are responsible for the improvement.

Royalties, commissions, and selling expenses are proportionate to sales, and also carry a fixed component that includes some travel, samples and selling expenses incurred by home office employees.  Expenses for this area for the three months ended August 30, 2009, were $684,492, or 13.4% of net sales, compared to $1,118,115, or 15.3% of net sales, for the three months ended August 29, 2008.  The decrease in such expenses as a percentage of net sales was caused by lower commissions paid to outside sales representatives for business they generated, augmented by lower royalties resulting from products that were not sold as heavily in the current year quarter and by products not covered by a license because they were developed by the Company internally.  Additionally, the Company has benefited from the conversion of its internal sales force to variable based payment programs.

Corporate expenses for three months ended August 30, 2009 increased by 10.2% to $249,748, as compared to $226,721 for the three months ended August 29, 2008.  Increases in banking fees expensed during the three months ended August 30, 2009, offset by reductions in salary expense and professional fees were responsible for the higher cost.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt.  This expenditure decreased for the three months ended August 30, 2009 to $150,466, as compared to $177,732 for the three months ended August 29, 2008.  Overall, the Company’s borrowings against its revolving line of credit for the three months ended August 30, 2009, decreased by $3,090,362 as compared to the prior year’s quarter. Lower interest payments on significantly lower balances were partially offset by increased interest rates charged under banking agreements and amendments thereto.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items as required by SFAS 109.  The provision for income taxes for the three months ended August 30, 2009, was $-0- after valuation allowance, as compared to $99,963 for the three months ended August 29, 2008. Realization of deferred tax assets is uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses.

For the nine months ended August 30, 2009

Summary

Loss before income taxes for the nine months ended August 30, 2009, improved 14.8% to $(948,234), as compared to $(1,112,848) from the nine months ended August 29, 2008.  The nine month period ended August 29, 2008 also had an income tax benefit of $430,043, which the nine month period in fiscal 2009 did not contain.  Gross profit margin for the nine months ended August 30, 2009 decreased by 3.2% over the prior year period due partially to the lingering effects of the sale during the first quarter of fiscal 2009 of the Company's remaining fall 2007 fleece inventory to a large customer at a one-time deep discount and lower domestic manufacturing volume experienced during the three months ended August 30, 2009.   Additionally, improvements in cost management are reflected in reduced selling, general and administrative expenses over the prior year period.  The impact of these items is most clearly evidenced at the pre tax loss level of the income statement with an adjustment for an estimate of increased banking fees and interest expenses which when combined are approximately $221,000.

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

	Nine Months Ended
	August 30, 2009	August 29, 2008
	(unaudited)	(unaudited)
Net loss as reported (GAAP basis)	$(948,234)	$(682,805)
Eliminate recorded benefit for income taxes	-	430,043
Eliminate estimated increase in banking fees and interest	221,000	-
Pre tax loss as adjusted (non-GAAP)	$(727,234)	$(1,112,848)

Net Sales

Net sales for the nine months ended August 30, 2009, decreased by 10.4% to $10,738,983, from $11,981,853 for the nine months ended August 29, 2008.    The retail industry, in general, is experiencing little to no growth across the country and worldwide.  Same store sales comparisons are down industry-wide. Although net sales for the nine months ended August 30, 2009 have decreased in comparison to the same period last year, net sales to the Company’s top three customers, which represent 81.2% of the Company’s total net sales, have increased  6.6% over the same period last year.  The Company believes that three factors have contributed to its success with these top customers:  the “basic” nature of the Company’s product offerings tends to fare well during economic downturns; the Company’s domestic manufacturing capabilities allow customers to take advantage of shorter lead times; and, the ability to provide both import and domestic replenishment capabilities positions the Company favorably with its retail customers.

Cost of Sales

The cost of sales for the nine months ended August 30, 2009, was $7,960,054, which is a decrease from $8,500,042 for the nine months ended August 29, 2008, and is due to lower sales in the current fiscal year.  The gross profit margin (i.e., gross profits divided by net sales) decreased to 25.9% for the nine months ended August 30, 2009, from 29.1% for the nine months ended August 29, 2008.  After considering that first quarter gross margin was negatively impacted 9% by the one-time, deep discount business done with a large customer and the third quarter decrease in domestic manufacturing volume, the Company’s continuing improved cost and production management credited back enough improvements to keep gross margin within 3.2% of the prior year period.

Operating and Other Expenses

General and administrative expenses decreased to $1,026,067, or 20.8%, for the nine months ended August 30, 2009, from $1,295,207 for the nine months ended August 29, 2008.  The improvement is primarily due to austerity, attrition and aggressive reductions made by management beginning last fall.

Royalties, commissions, and selling expenses for the nine months ended August 30, 2009 decreased to $1,507,193, or 29.3% from $2,131,024 for the nine months ended August 29, 2008.  The decrease for the current fiscal year period results from lower commission expenses as a percentage paid to outside sales representatives for business they generated, augmented by a decrease in royalties expense resulting from a higher percentage of products including resort/destination and specialty novelty goods, that are not covered by a license because they were developed by the Company internally.

Corporate expenses for the nine months ended August  30, 2009 decreased by $46,519 to $739,765, from $786,284 for the nine months ended August 29, 2008, despite $65,000 in banking fees amortized in the current fiscal year period that were not paid in the prior fiscal year period.

Interest expense for the nine months ended August 30, 2009 was relatively flat at $458,273, compared to $457,202 in the prior year period despite substantially higher interest rates charged in 2009 that have resulted in an extra $156,000 of estimated expense.

Financial Position, Capital Resources, and Liquidity – August 30, 2009 and November 28, 2008

Working capital was $1,022,756 at August 30, 2009 and $1,680,375 at November 28, 2008 respectively, before reclassifications of long-term debt owed to Crossroads Bank carried as current liabilities as a consequence of failing to meet certain financial covenants. Working capital was, therefore, decreased by $657,619 from working capital at November 28, 2008.  A substantially lower trade receivables balance and decrease in inventory partially offset by decreases in trade accounts payable and borrowings under the revolving credit facility contributed to the lower working capital. The lower trade receivables balance is the direct result of the Company financing those receivables under an alternative lending program sponsored by a large customer through a major national bank.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  We received net proceeds from the sale of receivables of $1,785,785 for the three months and nine months ended August 30, 2009 and incurred fees of $7,355 to do so.  We have not established a target for the sale of accounts receivable for the remainder of fiscal 2009.

The Company’s cash on hand and in banks at August 30, 2009 was $138,481, as compared to $139,909 at November 28, 2008.  Differences in cash on hand are attributed to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations for the nine months ended August 30, 2009 was $3,302,612, as compared to $160,666 of cash provided by operations for the nine months ended August 29, 2008.  The increase in cash provided by operations related primarily to a decrease in accounts receivables and inventory, increases in accounts payable and accrued expenses and non-cash operating charges offset partially by the net loss and decreases in prepaid expenses.

Cash used in investing activities produced a net outflow of $12,534 for the nine months ended August 30, 2009, as compared to an outflow of $49,467 for the nine months ended August 29, 2008.  These cash outflows resulted from purchases of equipment and intangible assets in both periods.

Financing activities used cash of $3,291,506 and $233,380 for the nine months ended August 30, 2009, and August 29, 2008, respectively.  Repayments of long term debt and formula driven pay downs on the revolving credit facility were the sources of these outflows.

The Company has historically financed its operations through a combination of earnings and debt.  The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and the promissory notes issued by Crossroads Bank.  On January 31, 2009, the Company entered into a forbearance agreement with National City Bank (now part of PNC Bank), which extended the maturity date of the revolving credit facility to April 30, 2009, in connection with the Company’s efforts to find a replacement lender.  On April 30, 2009, and again on June 30, 2009, the Company and National City Bank entered into amendments to the forbearance agreement, which extended the maturity date to June 30, 2009 and September 30, 2009, respectively.  On September 30, 2009, the Company and National City Bank entered into an extension agreement (the “Extension Agreement”) which further extended the maturity date to October 30, 2009.  The purpose of the Extension Agreement was to permit progression of current discussions between the Company and National City Bank toward a possible alternative structuring of the credit facility (and documentation of the same) which would enable the Company to continue due diligence with an alternative lender and to pursue strategic business opportunities the Company has with its customers and strategic partners.  The advance rates on eligible accounts receivable and inventory under the credit facility are 85% and 55%, respectively.  At October 1, 2009, the interest rate is set at prime plus ten percent.  Pursuant to the Extension Agreement, the interest rate will escalate to prime plus twelve percent after October 30, 2009, if amounts borrowed under the line of credit remain unpaid at that time.  Under the June 30, 2009 amendment (the “Second Amendment”), the Company’s total line of credit was reduced to $3,000,000 from the previously reduced limit of $3,500,000 established under the April 30, 2009 amendment.  The limit on the amount of the line of credit available from inventory collateral was increased to $2,500,000 under the Extension Agreement so as to not unnecessarily restrict the Company from pursuing strategic business opportunities with its customers and strategic partners.  Previously, this amount had been reduced to $1,500,000 under the Second Amendment. National City Bank holds an interest in all assets of the Company.

The Company had drawn $2,035,087 under the credit facility as of August 30, 2009.  Cash availability from the revolving line of credit was $579,581 as of August 30, 2009 and $1,854,955 on August 29, 2008 as filed with National City Bank on the day nearest to the end of the Company’s month. The credit facility matures on October 30, 2009.  The Company has made all payments on this line timely and has continued to operate within the established formulas for advances and repayments.

The Company has continued to make progress in seeking a replacement lender for its asset based line of credit.  On September 30, 2009, the Company and National City Bank entered an agreement which extends the maturity date of the line of credit facility to October 30, 2009.  National City Bank has not given any assurances as to any post-maturity credit extensions as part of the current extension. However, the purpose of the this 30 day extension was to permit further progression of current discussion between the Company and National City Bank toward a possible alternative structuring of the line of credit facility for a longer term.  As part of these discussions, the Company has agreed to retain independent consultants to help it evaluate alternative strategic options.   In August 2009, a potential new lender that had made a proposal to the Company resumed its due diligence after having previously placed these procedures on hold pending the Company’s reporting of certain 2009 results.  This potential new lender has now completed the pre loan audit and has begun other due diligence procedures such as an inventory appraisal. The Company can make no assurances as to whether it will be able to consummate a replacement line of credit facility with any potential lenders.

On August 21, 2009, the Company and Crossroads Bank entered into new loan documents effective as of August 14, 2009, including business loan agreements and promissory notes, with respect to three loans originally extended to the Company by Crossroads Bank in 2004 and 2005.  Following this restructuring, the three loans had an aggregate balance of $2,655,924 at August 30, 2009. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2010.  The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans have an aggregate principal balance of $72,835.  In connection with entering the new loan documents, Crossroads Bank agreed to waive principal payments for August 2009 under these loans.  Payments under these two loans were resumed beginning September 2009 and the loans are scheduled to be paid in full on their original maturity dates of November 2, 2009 and June 24, 2010.  The resulting monthly installments on these two loans will be $12,220.  The Company paid Crossroads Bank $10,000 in fees and paid its Wabash based counsel $4,500 in fees to accomplish the restructuring.  Crossroads Bank permanently waived all current and prior covenant violations associated with these loans and modified future covenant requirements at the same time.  Under the terms of a 2005 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City Bank of its interest in those assets to Crossroads Bank.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus 0.25% and a maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement (the “Note Extension Agreement”) for this subordinated loan agreement, whereby the maturity date of November 30, 2008, was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  At August 31, 2009, in accordance with the terms of its subordination agreement with Next Investors, LLC, National City Bank withheld its approval of any further payments to Next Investors, LLC.  Under the Note Extension Agreement, whenever National City Bank withholds such approval, the nonpayment by the Company does not constitute a payment default.  The principal partners of Next Investors, LLC are comprised of one board member, and two shareholders of the Company.  As of August 30, 2009, interest expensed and accrued for this loan totaled $9,167 and $933, respectively. As of November 28, 2008, interest expensed and accrued for this loan totaled $15,858 and $1,667, respectively.

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

Item 4T.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 30, 2009, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

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

Item 6.   Exhibits

Exhibit Number	Description
10.1	Second Amendment to Forbearance Agreement dated effective as of July 1, 2009 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on July 6, 2009).
10.2	Business Loan Agreement dated effective August 14, 2009, (including addendum thereto) between Next, Inc. and Crossroads Bank with respect to loan in the principal amount of $2,583,089.54.
10.3	Promissory Note dated effective August 14, 2009 (including addendum thereto) in favor of Crossroads Bank in the principal amount of $2,583,089.54.
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT, INC.

October 19, 2009

By:  /s/ Robert M. Budd

Robert M. Budd,

Chief Executive Officer

By:  /s/   David O. Cole

David O. Cole,

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to Forbearance Agreement dated effective as of July 1, 2009 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on July 6, 2009).
10.2	Business Loan Agreement dated effective August 14, 2009, (including addendum thereto) between Next, Inc. and Crossroads Bank with respect to loan in the principal amount of $2,583,089.54.
10.3	Promissory Note dated effective August 14, 2009 (including addendum thereto) in favor of Crossroads Bank in the principal amount of $2,583,089.54.
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.