Form 10-K
period 2009-11-29
NEXT INC/TN
filed 2010-03-15
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 29, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.      Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately US $616,000. For the sole purpose of this computation, all executive officers and directors of the registrant have been deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock issued and outstanding as of March 15, 2010 was 27,399,055.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the registrant’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K to the extent described herein.

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

The Subsidiaries. Next Marketing became an indirect subsidiary of the Company at the time of the Exchange and on December 27, 2002, following the merger between Sporting Magic, Inc. and Next, Inc., became a wholly owned subsidiary of the Company. Next Marketing (including its predecessor) has been in existence since 1989, and, prior to the Exchange, was owned and controlled by two of the Company’s principal stockholders. On October 31, 2004, the Company acquired substantially all of the assets of Choice International, Inc., the right to purchase goods through an international source, and the right to sell all items through a customer base previously sold by the principals through a subsidiary that is now Choice.

         THE BUSINESS. We are a creative and innovative sales and marketing organization that designs, develops, markets and distributes licensed and branded imprinted sportswear primarily through key licensing agreements in addition to our own proprietary designs.  Products are imported, outsourced and embellished in-house via both the screenprint and embroidery processes.

We are dependent upon available cash, operating cash flow, our term loans with Crossroads Bank and our revolving line of credit to meet our capital needs. We are currently in a technical, undeclared state of default under the term loans with Crossroads Bank, despite having made all payments on time under the agreements, due to our failure to satisfy the fixed charge ratio covenant. Additionally, the revolving line of credit agreement contains a cross-default provision enabling the lender to exercise available rights and remedies prior to the scheduled termination date of November 30, 2010 if we default under other indebtedness and the third party lender accelerates the time for payment of such borrowed amounts. The revolving line of credit agreement contains specified monthly reductions in the principal sum available under the note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3 million to $1.25 million by November 1, 2010. There are no guarantees that the availability under the revolving line of credit during 2010 will be adequate to finance operations without other capital resources. We are currently negotiating with Crossroads Bank regarding the covenant failure on the term loans, and it has not declared a state of default.

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended November 29, 2009 contains an explanatory paragraph regarding substantial doubt as to our ability to continue as a going concern based upon our reliance on the term loans with Crossroads Bank and the revolving line of credit to finance our operations and our recurring losses from operations.

To address our recurring losses and capital needs, we have undertaken several restructuring initiatives from mid-2008 to the present, including the following:

•

Solicited and evaluated proposals to replace our current asset based line of credit beginning in mid-April, 2008;

•

Reorganized in October 2008, including personnel terminations from all parts of the organization;

•

Converted selling expenses from fixed to variable;

•

Retained the services of a turnaround consulting firm in November, 2009;

•

Increased gross selling prices that will be realized in 2010;

•

Reduced certain sales expenses and allowances for 2010; and

•

Continued tight control of variable spending for manpower and other controllable expenses.

However, unless Company management (“Management”) is successful in implementing and/or maintaining these and other initiatives, we may continue to experience losses.

We are considering all strategic options and alternatives to improve and assure our liquidity and provide working capital to fund our continuing business operations, which include debt and equity financing as alternatives to supply our cash needs.  However, we cannot assure you that we will be successful in negotiating a remedy for the covenant failure or obtaining adequate financing on terms agreeable to us or at all.  If we are unable to remedy the covenant failure or obtain adequate funds on acceptable terms, we will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management believes that there are substantial growth opportunities in the imprinted sportswear industry and that the Company can be positioned to take advantage of these growth opportunities if it is able to successfully implement and maintain restructuring activities and satisfy its capital needs.  Management believes that the Company has an excellent reputation in the marketplace as a result of its ability to provide quality products and services and on-time delivery at competitive prices.

Our product offerings include sportswear branded with our own proprietary designs, which include American Biker®, American Wildlife®, Ragtops Sportswear™, Campus Traditions USA®, Class Threads™ and Cadre Athletic®. We distribute our licensed and proprietary products pursuant to various arrangements, including the following:

▪

Approximately 200 licenses and agreements to distribute our Cadre Athletic®, and Campus Traditions USA® line for most major colleges and universities in the United States; and

▪

Licensing and distribution agreements with GRITS (Girls Raised In The South) and Chuck E. Cheese.

We continually review additional licensing programs and proprietary designs for opportunities to further expand our existing portfolio.

OPERATIONS. The Company is one of the larger companies in the highly fragmented licensed imprinted sportswear industry. The Company has implemented its strategy of “Creating Retail Programs that Exceed Sales Expectations” to meet its customers’ key requirements including: art design and development, manufacturing (for imprinted and embroidered sportswear), sourcing (for distributed products), warehousing and fulfillment. We believe that the following strengths, among others, have contributed to our past success and may provide us with a distinctive ongoing competitive advantage:

•

Imprinted sportswear is produced both domestically and offshore. For large runs with long lead times, it is economically advantageous to produce the imprinted sportswear in countries where the cost of labor is lower than in the United States. Management believes that the Company does an excellent job of costing, and effectively sourcing its products from international suppliers. The Company’s facility in Wabash, Indiana, was set-up specifically to handle situations where it is not practical to produce imprinted sportswear offshore such as: (a) for customized imprinted sportswear that, due to the uniqueness of the product, is not suited for the standardized long runs of offshore production, (b) for “hot market” reorders of just-in-time inventory such as for major sporting events, and (c) for demand that exceeds forecasts leading to the need for quick replenishment orders. The Wabash facility, with the capability to produce both imprinted and embroidered products, utilizes a customized inventory management system with emphasis on automation of the manufacturing process, to minimize costs, cycle time and waste. The Wabash facility substantially reduces our reliance on outside sourcing, enabling us to manage costs, shorten delivery time and enhance quality control of our products.  This capability gives the Company a competitive advantage over a competitor with no manufacturing operation.

•

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

•

The Company has the capability to work with our customers to tailor purchase orders and inventory levels to create maximum efficiency for both parties.  By matching inventory mix to each customer’s location needs and tracking the location’s stock levels, the Company’s system creates new orders to maintain pre-approved quantities.  The system objective is to increase customer sell-through while maintaining stock levels to avoid out of stocks.

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

 This information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and production scheduling. Our information system also provides detailed product gross margin information that assists us in managing product profitability. During fiscal 2009, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

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

CUSTOMER BASE. The Company has made a concerted effort to expand its customer base. For example, in 2002 we acquired CMJ Ventures, Inc. (which was subsequently merged into the Company in 2006), which sold to over five hundred specialty retailers. We also have introduced major product lines and distribution channels, such as our Motor Sports Division, in 2002, which sold to a dealer network of approximately 9,000 auto dealers.  In 2003, we acquired Lil’ Fan, Inc. (which also subsequently merged into the Company in 2006), expanding our customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers were complementary, and did not overlap with, our existing customers. In 2005, our acquisition, through a subsidiary (which also subsequently merged into the Company in 2006), of assets from Sports-2-School, LLC also expanded our customer base to a large national retailer to which we had previously not sold merchandise. As a result of this effort, the Company has developed a diverse distribution network, ranging from national, large regional, specialty retail chains, corporate accounts, college bookstores, motor sports, souvenir and gift shops and golf shops.  However, in so doing, the Company has found that refinement of its distribution channels and pricing policies was necessary. As a result, the Company focused on turning away high volume, lower margin programs, which had the potential to turn into losses, in an effort to have better distribution channels and retail programs while improving margins.

During the fiscal year 2009, 73.2% ($11,238,480) of net sales of the Company were to its two largest customers that were greater than or equal to ten percent of total sales.   In fiscal year 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for approximately 80.1% ($14,431,701) of total sales.  In the fiscal years 2007, 75.2% ($15,205,208) of net sales of the Company were to its two largest customers that were greater than or equal to ten percent of total sales.  As of November 29, 2009, amounts due to the Company from the two largest customers accounted for $1,018,710, or 65.2% of accounts receivable.    At November 28, 2008, amounts due to the Company from the three largest customers accounted for $3,774,682, or 86.1% of accounts receivable.

The following represent a cross section of the Company’s customers segregated by distribution channel in the periods presented herein:

National Retail Merchants:	Kohl’s, Wal-Mart, K-Mart, J.C. Penney, Pamida
Specialty Retailers:	Sam’s Wholesale Club, Gordman’s, Cracker Barrel, Flying J, Shopko
Sporting Goods Chains:	Academy, Global Sports International, MC Sports, Olympia Sports
Corporate Accounts and College Book Stores:	Alumni Hall, DuBois Bookstore, Gym Rats, Campustown, ND Events, Rivals.com
Motor Sports:	Chevrolet®, Pontiac®, Hummer®, Cadillac®, Buick®, Corvette C6®, Dodge®, GMC®, Ford®, and motorcycle dealers
E-Commerce:	General public via website distribution

GROWTH STRATEGY. The industry in which the Company competes is highly fragmented with no single company or group of companies holding a dominant market share. As a result, Management believes that there are significant growth opportunities available to the Company that include the following:

Expansion of the Company’s Licensed Imprinted Sportswear Business. In recent years, licensed imprinted sportswear has become very popular. Licensing agreements are available for branded products and services, amateur and professional sports teams, and many other promotional areas.  The Company believes that royalties from sports licenses produce over $500 million on approximately $13.2 billion in retail sales, making sports licenses the second highest producer of royalty revenues.  Additionally, apparel and headwear items, such as those we design and embellish, make up over 60% of retail sales for collegiate licenses.  These two types of licenses make up a large percentage of the Company’s sales base, and based on the popularity of these items Management believes there is room for growth and expansion in the marketplace.  The Company is constantly working to expand its licensing program to gain an advantage in the competitive licensed imprinted sportswear business.

E-Commerce. The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. In addition, we have been successful in providing internet fulfillment as a turnkey operation for our customers.  The Company has also been successful in establishing itself as a supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportsusa.com™; www.americanwildlifeusa.com, and www.americanbiker.com™. The Company’s website, www.nextinc.net, provides information concerning the Company and its products to the general public.

Increased Marketing of the Company’s Proprietary Designs. The Company has developed several proprietary designs that Management believes will increase its penetration into existing customer base and broaden its product offering to new accounts. The proprietary designs cover a broad spectrum of themes such as: American Wildlife® (outdoor activities), American Biker® (motorcycles), Cadre Athletic®  and Campus Traditions USA™  (college and athletics), among others.

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

SUPPLIERS. The Company sources a significant portion of its products through suppliers with international relationships. The majority of the products used by the Company are available from multiple sources. Alternative suppliers are currently available to the Company both domestically and internationally.  In 2009, key suppliers included Linter Industries Corporation, Johnny’s Signature and Gildan Activewear SRL.

SEASONALITY. The Company is subject to seasonality in its sales cycle due to the amount of college-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters.

EMPLOYEES. As of November 29, 2009, the Company had approximately 80 full time and three part-time employees. During fiscal 2009, the Company employed as many as 124 due to seasonal demands of the business.  We consider our relations with our employees to be satisfactory.

ACQUISITIONS AND FINANCING. On October 30, 2009, we entered into an Agreement (the “Agreement”), dated effective on October 31, 2009, with National City Bank (“National City”) and the guarantors named therein (the “Guarantors”).  The Agreement modifies certain terms of our existing revolving line of credit agreement and related documentation with National City, including that certain Replacement Promissory Note (Line of Credit) dated November 21, 2007 (the “Note”), as the same have been modified and restructured from time to time (collectively, the “Loan Documents”).  Under the terms of the Agreement, we and the Guarantors agreed, among other things, to (i) specified monthly reductions in the principal sum available under the Note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3,000,000 on the date of the Agreement to $1,250,000 by November 1, 2010; (ii) adjustments to the interest rate on the daily unpaid principal balance of the Note, from (A) 6% per annum above the prime rate commencing October 31, 2009, to (B) 8% per annum above the prime rate commencing March 1, 2010, to (C) 10% per annum above the prime rate commencing October 1, 2010, to (D) 12% per annum above the prime rate if the principal balance is not paid in full by November 30, 2010; (iii) the payment of fees by us to National City of $10,000 on March 1, 2010, $15,000 on June 1, 2010, $20,000 on October 1, 2010, and $25,000 on November 30, 2010, unless in each case at the time the fee becomes due the principal balance of the Note has been paid in full and National City is no longer committed to loan funds under the Loan Documents; and (iv) amendment of the term “Borrowing Base” under the Loan Documents to reduce, effective after the close of business on January 31, 2010, the amount of the line of credit available from inventory collateral from $2,500,000 to an amount equal to 80% of the principal sum available under the Note and the Agreement.  In addition, the Agreement provides that, so long as we and the Guarantors comply with all of the conditions set forth in the Agreement (including those listed above), National City will not exercise its rights and remedies under the Loan Documents or take any affirmative action thereunder until the earlier of November 30, 2010 or the occurrence of any termination event specified in the Agreement, including, among others, an event of default under the Loan Documents, or a default relating to other indebtedness for borrowed money resulting in the acceleration of such indebtedness, or the death of the Guarantors.  On November 13, 2009, we engaged the services of a turnaround consulting firm to provide us with strategic consulting services, in accordance with the requirements of the Agreement

We first entered into our existing credit facility with National City on January 31, 2007. The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of our Chief Executive Officer and one board member. The credit agreement originally had a two-year term and, among other things, provided for a $7,500,000 line of credit, with an interest rate equal to prime plus or minus .25% (depending on certain financial covenants). On November 21, 2007, we amended the credit facility to extend the maturity date to November 30, 2008. In addition, pursuant to this amendment, National City waived any prior violations of the financial covenants, the advance rate on eligible raw materials was decreased to 55%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate was 4.75% at November 30, 2008), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including equity or subordinated capital injections.  Subsequent to this initial amendment and prior to entering the Agreement, we extended the maturity date pursuant to a number of amendments and agreements with National City, which generally provided, among other things, for escalating interest rates and changes in availability under the line of credit. Immediately prior to entering the Agreement, the interest rate was set at prime plus ten percent and the line of credit was limited to $3,000,000, of which only 2,500,000 was available from inventory collateral.

On August 21, 2009, we entered into new loan documents with Crossroads Bank effective as of August 14, 2009, including business loan agreements and promissory notes, pertaining to three loans originally extended to us by Crossroads Bank in 2004 and 2005 with respect to our facility and certain equipment and fixtures in Wabash, Indiana. Following this restructuring, these loans had an aggregate balance of $2,620,364 at November 29, 2009. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2020. The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans had an aggregate principal balance of $72,835 at August 14, 2009. Crossroads Bank voluntarily waived principal payments for August 2009 under these loans, and we paid an aggregate of $14,500 in fees to Crossroads Bank and their Wabash-based counsel. Payments under these two loans were resumed beginning September 2009. One of these loans was paid in full on its maturity date of November 2, 2009 and the other loan is on schedule for full payment by its maturity date of June 24, 2010. The monthly installments due under all of the remaining loans totals $34,739. Crossroads Bank permanently waived all current and prior covenant violations associated with these loans as of the time of entry into the new loan documents. However, because we have failed to comply with the fixed charge ratio covenant under the loans, despite making all principal and interest payments on schedule, we are in a technical state of default, which has not yet been declared, but for which a waiver has not been provided, and the debt has been classified as a current liability.

On April 28, 2008, we entered into Securities Purchase Agreements with each of C. W. “Bill” Reed, Dan F. Cooke, the William B. Hensley III Family Trust and Jeffrey R. Kellam, pursuant to which we issued an aggregate of 5,500,000 shares of common stock and warrants for the purchase of an aggregate of up to 2,750,000 shares of common stock for an aggregate offering price of $550,000 in cash (the “April 2008 Offering”).  The warrants are exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and have an exercise price equal to $0.15 per share.  The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as provided in the warrants.  Under the terms of the purchase agreements, the purchasers have certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the warrants.

On November 19, 2007, we entered into a Securities Purchase Agreement with Mr. Reed, for the issuance of 2,173,913 shares of common stock and a warrant (the “November Warrant”) to purchase up to 1,087,500 shares of common stock for an aggregate offering price of $500,000 in cash.  On April 28, 2008, the November Warrant was amended in connection with the April 2008 Offering.  As amended, the November Warrant is exercisable, in whole or in part, at any time and from time to time for a period of seven years following the date of issuance and has an exercise price equal to $0.10 per share. The amendment also increased the number of shares of common stock issuable upon exercise of the November Warrant to up to 1,367,000 shares.  The exercise price and the number of shares issuable upon exercise of the November Warrant, as amended, are subject to adjustment as provided therein.  Under the terms of the purchase agreement, the purchaser has certain demand registration rights that may be exercised with respect to any shares of common stock acquired upon purchase or exercise of the November Warrant.

On November 30, 2006, we entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, we entered into a Note Extension Agreement with Next Investors, LLC concerning this subordinated loan agreement, whereby the maturity date of November 30, 2008 was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each. We have not made these payments because National City, in accordance with the terms of its subordination agreement with Next Investors, LLC, has withheld its approval of such payments. Under the Note Extension Agreement, whenever National City withholds such approval, our nonpayment does not constitute a payment default.  Next Investors, LLC’s principal partners includes one of our board members, and two of our shareholders.  As of the end of our fiscal 2009, fiscal 2008 and fiscal 2007, interest expensed for this loan totaled $12,200, $15,858 and $42,408, respectively, and interest accrued for this loan totaled $933, $1,667 and $26,714, respectively.

On April 6, 2006, we entered into a Subscription Agreement for Convertible Notes and Warrants  with the following investors: DKR Soundshore Oasis Holding Fund Ltd., Alpha Capital Aktiengesellschaft, Monarch Capital Fund, Ltd., Iroquois Master Fund, Ltd., and Bluegrass Growth Fund, LP (collectively, the “Investors”), pursuant to which we issued to the Investors, as a group, $984,960 in principal amount of convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase 849,103 shares of our common stock  (the “Common Stock”). The Notes required equal monthly payments of cash or stock in the amount of $86,149 over a 12-month period starting 115 days after closing and were fully subordinated to our senior lenders. The Notes were convertible into a total of 1,698,207 shares of Common Stock at a conversion rate of $.58 in principal amount of the Notes per share. The warrants have a three-year term and an exercise price of $.68 per share of Common Stock. We filed a registration statement with the Securities and Exchange Commission for the offer and sale to the Investors of the Common Stock underlying both the Notes and Warrants.  In connection with these transactions, we issued to JPC Capital Partners, Inc., as placement agent, warrants to purchase 152,838 shares of Common Stock on the same terms as the Warrants issued to the Investors.  When the notes were paid in full as of November 30, 2007, six payments had been made in stock and six payments in cash.

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

•

You should not rely on the Company’s past results to predict its future performance because its operating results fluctuate due to factors which are difficult to forecast and often out of the Company’s control. The Company’s past revenues and other operating results may not be accurate indicators of the Company’s future performance. The factors that may contribute to these fluctuations include: fluctuations in aggregate capital spending, cyclicality and other economic conditions in one or more markets in which the Company sells its products; changes or reductions in demand in the markets the Company serves; a change in market acceptance of the Company’s products or a shift in demand for the Company’s products; new product introductions by the Company or by the Company’s competitors; changes in product mix and pricing by the Company, its suppliers or its competitors; pricing and related availability of raw materials for the Company’s products; the Company’s failure to manufacture a sufficient volume of products in a timely and cost-effective manner; the Company’s failure to anticipate changing product requirements of its customers; changes in the mix of sales by distribution channels; exchange rate fluctuations; and extraordinary events such as litigation or acquisitions.

•

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

•

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

•

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

•

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

•

Historically, the Company’s customer base has been comprised primarily of national and regional mass merchandise and specialty retailers. The Company has made concerted efforts to expand our customer base. For example, in 2002 the Company acquired CMJ Ventures, Inc. (which was subsequently merged into the Company in 2006), which sold to over five hundred specialty retailers. We also have introduced major product lines and distribution channels, such as our Motor Sports Division in 2002, which sold to a dealer network of approximately 9,000 auto dealers. In 2003, the Company acquired Lil’ Fan, Inc. (which also subsequently merged into the Company in 2006), expanding the Company’s customer base with the addition of a full line of design and merchandising primarily focusing on children’s licensed college and motor sports products. Lil’ Fan customers were complementary to, and did not overlap with, the Company’s existing customers. In 2005, the Company’s acquisition, through a subsidiary (which also subsequently merged into the Company in 2006), of assets from Sports-2-School, LLC also expanded our customer base to a large national retailer to which we had previously not sold merchandise.  As a result of these efforts, the Company developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. If the Company is unable to sustain the expansion of its customer base or if it is unable to maintain its customer base, it could have a negative impact on the Company’s financial condition and results of operations.

•

In recent years, the retail industry has experienced consolidation and other ownership changes.  In the future, retailers may undergo changes that could decrease the number of stores that carry the Company’s products or increase the ownership concentration within the department store retail industry, including: consolidating their operations, undergoing restructurings or reorganizations, or realigning their affiliations.  These situations may concentrate the Company’s credit risk in a smaller number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid timely or at all.  The current credit market crisis of 2008-2009 has not had a material impact on the Company’s customer base in the form of Company customers that have filed for bankruptcy protection.  It has had other, less quantifiable effects, such as delivery dates being deferred and payments being delayed.

•

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

•

The Company expects to generate the funds necessary to pay its expenses and to pay the principal and interest on its outstanding debt from its operations.  Because the Company’s business is seasonal, our borrowings under the Company’s revolving credit facility usually fluctuate during the year, generally peaking during August through November.

•

The Company’s ability to generate cash to meet its expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of its products, pressure from competitors and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section).  Many of these factors are beyond the Company’s control.  Any factor that negatively affects the Company’s results of operations, including our cash flow, may also negatively affect its ability to pay the principal and interest on its credit facility.  If the Company does not have enough cash to pay its credit facility, it may be required to amend it, refinance it, sell assets, incur additional indebtedness or raise equity.  The Company cannot assure you that it will be able, at any given time, to take any of these actions on terms acceptable to the Company or at all.

•

Restrictive covenants in the Company’s credit facility or in any new prospective credit facility may restrict its operational flexibility.  The Company’s ability to comply with such restrictions depends on many factors beyond its control.  The Company’s credit facilities have included or may include certain covenants that, among other things, limits or restricts or will limit or will restrict its ability to:

➢

incur or guarantee additional debt,

➢

incur liens,

➢

pay dividends, repurchase stock or make other distributions,

➢

change our fiscal year-end,

➢

make material changes to executive management,

➢

sell, lease, or otherwise dispose of a substantial part of its assets,

➢

make loans and investments,

➢

enter into consolidations or mergers, and

➢

enter into transactions with affiliates.

•

The Company’s credit facilities or any new prospective credit facility may also limit its ability to agree to certain change of control transactions, because a “change in control” (as defined in the Credit Facility) could result in an event of default. A breach of any of the covenants or restrictions contained in any credit facility could result in an event of default under it in which case the amounts outstanding under any credit facility could be declared immediately due and payable.  If the payment of indebtedness is accelerated, the Company cannot assure you that its assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.

•

The Company is subject to market risk for changes in the interest rate charged on amounts borrowed from National City Bank since that loan currently charges interest at prime plus escalating points determined at predetermined future dates.  At $3 million, a 1% change in the interest rate would impact the Company by $30,000 per annum depending upon the direction of the interest rate change.

•

The Company is highly leveraged. Based upon the Company’s current level of operations and anticipated growth and subject to the Going Concern discussion contained in Items 1 and 1A, the Company believes that cash flows from continued operations, together with a working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service.  Assuming the Company is successful in securing lines of credit and term loans, its planned expansion and potential for additional opportunities, the Company could be required to obtain additional financing and/or capital, by private placement or in the public markets, to satisfy its requirements. There can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors. If the Company cannot obtain adequate funds on acceptable terms or at all, it may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

•

The Company is dependent upon available cash, operating cash flow, its term loans with Crossroads Bank and its revolving line of credit to meet its capital needs. The Company is currently in a technical, undeclared state of default under the term loans with Crossroads Bank due to its failure to satisfy the fixed charge ratio covenant. Additionally, the revolving line of credit agreement contains a cross-default provision enabling the lender to exercise available rights and remedies prior to the scheduled termination date of November 30, 2010 if the Company defaults under other indebtedness and the third party lender accelerates the time for payment of such borrowed amounts. The Company is currently negotiating with Crossroads Bank regarding the covenant failure on the term loans, and Crossroads Bank has not declared a state of default. If the Company is unable to remedy the covenant failure or obtain adequate replacement funds on acceptable terms, the Company will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

•

The Company’s common stock is quoted on the OTC Bulletin Board. There may be a limited trading market for the common stock.

•

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

•

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company received no staff comments during 2009 and no unresolved staff comments exist, to the best of the Company’s knowledge, as of the filing of this Annual Report on Form 10-K.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Board of Directors has established March 15, 2010 as the record date and plans to hold its annual stockholder meeting on May 13, 2010 in accordance with the Bylaws of the Company.

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

	Low	High
2010 Fiscal Year
First Quarter (through February 27, 2010)	$ 0.002	$ 0.060
2009 Fiscal Year
First Quarter	$ 0.004	$ 0.040
Second Quarter	$ 0.002	$ 0.025
Third Quarter	$ 0.001	$ 0.022
Fourth Quarter	$ 0.003	$ 0.025
2008 Fiscal Year
First Quarter	$ 0.120	$ 0.200
Second Quarter	$ 0.080	$ 0.140
Third Quarter	$ 0.070	$ 0.130
Fourth Quarter	$ 0.040	$ 0.110

Holders.  As of March 15, 2010, there were approximately 100 registered holders and 850 beneficial holders of the Company’s common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  There were no stock repurchases made during the fourth quarter of fiscal 2009.

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

	2005	2006	2007	2008	2009
Next, Inc.	$100.00	$67.06	$23.53	$7.06	$2.94
Peer Group (1)	100.00	135.31	144.99	95.94	119.23
NASDAQ Composite	100.00	108.91	119.17	68.76	96.05

(1)

Peer group companies used were:  Gildan Activewear, Inc., The Walking Company (formerly Big Dog Holdings, Inc)., VF Corporation, Columbia Sportswear Company, and Nike, Inc.  Companies were selected for the peer group based on industry, so that the group would represent the various areas in which Next, Inc. operates, including wholesaling, embellishment, and sales of licensed apparel.

The Performance Graph assumes that $100 was invested in the common stock of our Company and comparison groups on November 30, 2005, or the closest trading day thereto, and that all dividends have been reinvested.

ITEM 6.

  SELECTED FINANCIAL DATA

The following table presents selected statement of operations data and selected balance sheet data on a consolidated basis.  We derived the selected historical consolidated financial data for the fiscal years ended 2009, 2008, 2007, 2006, and 2005 from our audited consolidated financial statements and related notes.  You should read this data together with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes that are a part of this Annual Report on Form 10-K. The results of operations for 2005 include the revenues of S-2-S Acquisition Corporation of $223,764 from August 12, 2005, the date of its acquisition.

	Fiscal year
	2009	2008	2007	2006	2005
Net sales	$ 15,352,424	$ 18,008,736	$ 20,217,810	$ 28,767,253	$26,677,155
Cost of sales	11,590,776	12,792,592	13,990,331	20,641,860	19,974,842
Inventory write off	—	—	—	—	703,948
Gross profit	3,761,648	5,216,144	6,227,479	8,125,393	5,998,365
Gross profit percentage	24.5%	29.0%	30.8%	28.2%	22.5%
Operating and other expense:
Operations expense	1,343,266	1,745,376	2,277,819	2,754,244	2,762,502
Royalties, commissions, and other selling expense	2,166,645	3,020,951	2,919,381	3,453,829	2,763,434
Corporate expense	1,034,264	1,031,652	1,109,474	1,017,632	973,880
Impairment of goodwill	—	4,369,825	—	—	—
Impairment of other intangible assets	—	40,042	—	—	—
Operating income (loss)	(782,527)	(4,991,702)	(79,195)	899,688	(501,451)
Interest expense	623,033	618,822	683,304	815,960	645,891
Other (income) expense	(5,107)	(71,542)	6,355	12,959	(21,250)
Income (loss) before income taxes	(1,400,453)	(5,538,982)	(768,854)	70,769	(1,126,092)
Provision (benefit) for income taxes	—	874,396	(297,768)	24,232	(445,372)
Net income (loss)	$ (1,400,453)	$ (6,413,378)	$ (471,086)	$ 46,537	$ (680,720)

Balance sheet data (at year-end)
Working capital	$ (1,837,553)	$ (880,793)	$ 2,076,948	$ 2,552,082	$ 2,221,599
Total assets	$ 8,466,285	$ 13,228,339	$ 21,503,788	$20,984,338	$ 21,909,373
Long-term obligations, less current	$ —	$ —	$ 2,838,151	$ 3,535,785	$ 3,545,911
Common stockholders’ equity	$ 626,338	$ 2,024,403	$ 7,881,903	$ 7,702,172	$ 8,061,133

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

RESULTS OF OPERATIONS

The following table discloses certain financial information for the years ended November 29, 2009, November 28, 2008, and November 30, 2007, respectively.  You should also refer to the consolidated statement of operations presented above in “Item 6. Selected Financial Data” when reviewing the financial analysis and discussion presented below:

Fiscal year ended
	2009	2008	2007
Net sales	$ 15,352,424	$ 18,008,736	$ 20,217,810
Gross profit	24.5%	29.0%	30.8%
Royalties, commissions, and other selling expense	14.1%	16.8%	14.4%
Operations expense	$ 1,343,266	$ 1,745,376	$ 2,277,819
Corporate expense	$ 1,034,264	$ 1,031,652	$ 1,109,474
Impairment of goodwill	$ —	$ 4,369,825	$ —
Impairment of other intangible assets	$ —	$ 40,042	$ —
Interest expense	$ 623,033	$ 618,822	$ 683,304
Loss before income taxes	$ 1,400,453	$ 5,538.982	$ 768,854
Net loss	$ 1,400,453	$ 6,413,378	$ 471,036

For the fiscal year ended November 29, 2009

Summary.  Net loss before income taxes  (a non-GAAP measurement) determined in accordance with the adjustments noted in the table below  improved 2% to $(1,105,453), as compared to $(1,129,115) for fiscal 2008 despite a nearly 15% decrease in net sales. Management believes that adjusting net loss as reported (a GAAP measurement) to present pre tax loss as adjusted (a non-GAAP measurement) for fiscal 2009 and fiscal 2008 is necessary to provide a comparable basis for analysis and, therefore, is useful to investors.  These adjustments are shown in the table below, which presents a reconciliation of net loss as reported (a GAAP measurement) to pre tax loss as adjusted (a non-GAAP measurement).

	Fiscal Year Ended
	2009	2008
	(unaudited)	(unaudited)
Net loss as reported (GAAP basis)	$(1,400,453)	$(6,413,378)
Eliminate recorded benefit for income taxes	-	874,396
Eliminate write offs of Goodwill & Intangible Assets		4,409,867
Eliminate estimated increase in banking fees and interest	295,000	-
Pre tax loss as adjusted (non-GAAP)	$(1,105,453)	$(1,129,115)

NET SALES.  Net sales decreased 14.8% to $15,352,424 for 2009 from $18,008,736 for 2008. The retail industry, in general, continued to experience little to no growth both domestically and internationally.  An overall stagnant economy at the end of fiscal year 2008 that was complicated by shrinking credit markets and badly shaken public confidence continued throughout fiscal year 2009.  The Company’s 2009 results reflected those trends.  Net sales to six of the Company’s top twenty customers in 2009 increased by 1.4 times over that done in 2008 while net sales to the other fourteen customers decreased by 2.8 times that done in 2008.  Net sales to the remaining customers the Company did business with in 2009 increased by 1.9 times over that done in the same period of 2008.   The increase in 2009 done with the Company’s top six customers was substantially identical to that done with the Company’s top customer, also in 2009.  The top customer in 2009 was the same customer that was the top customer in 2008.  Net sales were adversely impacted due to Management’s decision to sell a large quantity of fall inventory with prior year designs to a major customer with a special, one-off deep discount, which resulted in decreased inventory and increased cash flow during the first quarter of the fiscal year, which is a slower sales volume period for the Company.  The Company carried this fall inventory for that customer since 2007 and the customer was buying the fall inventory down in season over the course of late 2007 and 2008.  The customer also agreed to purchase a large quantity of prior year design, all season inventory at normal sales prices, later in the 2009 fiscal year, which they did.

COST OF SALES. Cost of sales was $11,590,776 or 75.5% of the Company’s net sales for 2009 compared to $12,792,592 or 71.0% for 2008. Cost of sales is driven by four main factors; the customer, the source of the goods, spending and volume.  The increase in the percentage of net sales is the result of the decision, discussed above, to sell a large quantity of fall inventory with prior year designs to a major customer with a special, one-off discount in exchange for agreement by the customer to purchase a remaining large quantity of prior year design, all-season inventory at normal sales price, later in the 2009 fiscal year.  This caused an increase in cost of sales as a result of higher sales coming from inventory which resulted in lower production activity.  The lower production activity resulted in an inability to cover largely fixed manufacturing expenses such as insurance, property taxes and depreciation.  This led to lower gross margin, but overall, improved cash flow.  In addition, the discount itself, which was accounted for as a reduction of net sales, contributed to a higher mathematical percentage of cost of sales to net sales.

GROSS PROFIT. Gross profit was $3,761,648 or 24.5% of the Company’s net sales for 2009 compared to $5,216,144 or 29.0% for 2008.  The above discussion of cost of sales explains the decrease.

OPERATING AND OTHER EXPENSES. Operating and other expenses consist of royalties and commissions, salaries, office cost, travel, freight-out, insurance, utilities, depreciation, amortization, and other general services cost.

Operations expenses were $1,343,266 (8.7% of net sales) for 2009 compared to $6,155,243 (34.2% of net sales) for 2008.  As discussed more fully below, the fiscal 2008 amount includes a $4,369,825 write off of goodwill in 2008 and a $40,042 write off of intangible assets in 2008. After excluding these two noncash, nonrecurring items, operating expenses for 2008 were $1,745,376.  2009 expenses decreased 23.0% as compared to 2008 as adjusted for the nonrecurring items.  The reduction in dollars is primarily attributable to salary, insurance, travel and entertainment expenses that result from fewer salaried personnel ($109,000), a reduction in freight-out ($88,000) and lower amortization expense ($84,000).

Royalty fees associated with licensing agreements were $1,477,223 or 9.6% of sales in 2009 and $1,654,721 or 9.2% of sales in 2008. Lower overall sales contributed to lower royalty fees.  The small change in percentage is a result of product mix of items with different rates or products which used our own design and also partially due to increases in rates by some licensors.  Commission expenses were $550,807 or 3.6% of sales in 2009, and $866,489 or 4.8% in 2008.  The reduction in commissions as percentage of sales is mainly due to shifts in customer mix and the resulting difference in commission rates applied for the different customers product was sold to in 2009.

Corporate expense consists of full-time personnel, corporate and customary legal services, accounting fees, and investment professionals, as well as the costs that result directly from having publicly traded stock.   These costs were relatively flat in comparison of one year to another and totaled $1,034,264 in 2009 and $1,031,652 in 2008, largely reflecting their fixed nature.

Interest expense relates to the Company’s short and long-term debt. Interest expense was $623,033 in 2009, compared to $618,822 in 2008.  The slight increase in expense is explained by higher interest rates applied to outstanding indebtedness as offset by lower outstanding balances on the line of credit.

Other income and expenses are made up of sundry miscellaneous items and in 2009 were $5,107 of income, down from $71,542 of income in 2008.

PROVISION FOR INCOME TAXES.  The Company recognized a tax benefit of $523,121 before valuation allowance, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences.  Realization of deferred tax assets is uncertain due to the Company’s inability to meet its fixed charge ratio covenant with Crossroads Bank and its recurring operating losses. As a result, a valuation allowance has been recorded in an amount sufficient to reduce the deferred tax asset value to zero.  Therefore, a net provision for income taxes of    $-0- has been recorded in the financial statements and is more fully discussed in the footnotes to the financial statements.

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

Operations expenses were $6,155,243 (34.2% of net sales) for 2008 compared to $2,277,819 (11.3% of net sales) for 2007.  The increase includes a $4,369,825 write off of goodwill discussed more fully in the footnotes to the financial statements and a $40,042 write off of an intangible asset because the Company had chosen to stop servicing an unprofitable product line after 2009. Excluding these two noncash, nonrecurring items, operating expenses were $1,745,376 which would represent a reduction of 23.4% as compared to 2007. The reduction in dollars is primarily attributable to lower legal ($218,000), salary, insurance, travel and entertainment expenses that result from fewer salaried personnel ($106,000), savings from changing insurance companies ($60,000), and continued aggressive cost control ($80,000) as well as lower depreciation and amortization ($68,000).

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

PROVISION FOR INCOME TAXES.  The Company recognized a tax benefit of $2,311,579 before valuation allowance, which is attributable to the recognition of deferred tax assets arising from the Company’s year-to-date net operating loss adjusted by book and income tax recognition of temporary differences.  Realization of deferred tax assets was uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses. As a result, a valuation allowance was recorded in an amount sufficient to reduce the deferred tax asset value to zero.  Therefore, a net provision for income taxes of $874,396 has been recorded in the financial statements and is more fully discussed in the footnotes to the financial statements.

FINANCIAL POSITION, CAPITAL RESOURCES, AND LIQUIDITY.   At November 29, 2009, working capital was

$(1,837,553) of which $(2,453,760) resulted from the reclassification of long-term debt owed to Crossroads Bank to current liabilities as a consequence of a fixed charge ratio covenant failure covering three term loans outstanding between the Company and Crossroads Bank. The Company has never been late with any payments of interest or principal on these term loans and paid off one of the loans on its maturity date of November 2, 2009 and is on schedule for full payment of another by its maturity date of June 24, 2010.  Without this reclassification, working capital was $616,207, which is $1,064,168 lower than the working capital of $1,680,375 at the end of 2008 stated without regard to the reclassification of long-term debt which was made at that time. Accounts receivable were $2,822,037 lower at the end of 2009 compared to 2008 caused by higher sales to qualified accounts which are sold to certain financial institutions on a nonrecourse basis.  Additionally, inventory decreased by $1,395,458 for 2009.  Accrued expenses and other current liabilities were $13,862 lower in 2009 than 2008 and accounts payable was also $278,060 lower.  A decrease in the Company’s working capital line of credit of $2,854,438 accounts for the final item of the working capital decrease.

Liquidity and Capital Resources. We have experienced recurring losses from operations and poor cash flows for the past three years.  For the fiscal year ended November 28, 2009, we incurred a net loss of $1,400,453 that results from interest expense as reduced by other income of $617,926, and an actual operating loss of $782,527.  As of November 29, 2009, the Company was in violation of its fixed charge ratio covenant with Crossroads Bank, which to date has not been waived by Crossroads Bank, and despite the fact that they have received every payment of principal and interest when due on all three term loans outstanding with them.  There is currently no assurance that we will be able to replace our line of credit with National City Bank, which expires on November 30, 2010, maintain or increase our revenues in fiscal 2009 or that we will be successful in reaching profitability or generate positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs, however, there can be no assurance that we will be successful in consummating any such financing transaction.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

Our consolidated financial statements for the fiscal year ended November 29, 2009 do not give effect to any adjustments to recorded amounts and their classifications, other than deferred taxes, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

The Company has historically financed its operations through a combination of earnings and debt. The Company’s principal sources of debt financing are its asset based revolving line of credit with National City Bank and promissory term notes issued by Crossroads Bank. At November 29, 2009, $2,290,086 of the revolving credit facility had been drawn upon. On October 30, 2009, the Company and National City entered into the Agreement, referenced and discussed more fully in Item 1 above under the caption “Acquisitions and Financing.” Among other things, the Agreement extended the maturity date of the line of credit to November 30, 2010.

Following the restructuring of our loan documents with Crossroads Bank on August 21, 2009, the aggregate outstanding balance of the three promissory term notes was $2,620,364 at November 29, 2009. This balance primarily consists of one note in the principal amount of $2,583,090 as of August 14, 2009, which has a maturity date of July 15, 2020 and is payable interest only for six months from September 15, 2009 followed by monthly payments of principal and interest. The interest rate is initially fixed at 7% per annum until December 15, 2010, after which the amounts payable under the note accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The principal balance of this note was $2,583,090 as of November 29, 2009. The other two smaller notes were in the aggregate principal amount of $72,835 at August 14, 2009. One of these notes was paid in full on its maturity date of November 2, 2009 and the other note is on schedule for full payment by its maturity date of June 24, 2010. Because Crossroads Bank has thus far declined to waive a fixed charge ratio covenant violation which existed at November 29, 2009, despite having received all payments of principal and interest on time, the outstanding balance of the promissory term notes has been classified as current debt.

The Company’s principal use of cash is for operating expenses, interest and principal payments on its long-term debt, working capital and capital expenditures.  The Company had a net loss of $1,400,453 in 2009 which resulted in an outflow of cash as compared to the net loss as adjusted for noncash charges related to goodwill, other intangibles and deferred income taxes (a non-GAAP measurement that eliminates one-time, specially treated items) in 2008 of $1,129,115.  Cash provided by operating activities in 2009 totaled $3,167,147, as compared to cash provided by operating activities in 2008 of $413,567.  The biggest factors in the difference of $2,753,580 are greater decreases in inventory and accounts receivable in 2009.   A lower increase in accrued expenses, as partially offset by a higher increase in accounts payable accounted for the change in cash from operations.

As in year’s past, the executive management of the Company voluntarily deferred one-half of their compensation from mid-April 2009 until July 2009 to alleviate strain on cash flow, at which time such deferrals were repaid without interest.  The Company’s business is seasonal in nature, with 60 to 80% of sales falling into the last six months of the year.

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

The following table represents the contractual commitments of the Company as of November 29, 2009, without regard to classification for the balance sheet:

		Contractual Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Revolving Credit Facility	$2,290,086	$2,290,086	$ —	$ —	$ —
Long-Term Debt	2,820,364	366,604	378,372	436,776	1,638,612
Operating Leases	5,400	5,400	—	—	—
Total Contractual Cash Obligations	$5,115,850	$2,662,090	$378,372	$436,776	$1,638,612

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

Allowance for Doubtful Accounts and Returns. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Credits for returns are only issued after the Company obtains proper documentation and support.

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company considers the need to record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. If unrecognized tax positions exist, we record interest and penalties related to the unrecognized tax positions as income tax expense in our consolidated statement of operations. As of November 28, 2008, the Company determined that a valuation allowance was necessary.  See the footnotes to the Company’s consolidated financial statements for a further discussion of this item.

Intangible Assets Valuation. SFAS No. 142, “Goodwill and Other Intangible Assets” became effective for the Company during 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. In assessing the recoverability of our investments in intangible assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for such assets not previously recorded.  As of November 28, 2008, the Company determined that goodwill and other intangible assets should be written off.  See the footnotes to the Company’s consolidated financial statements for a further discussion of this item.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles-a replacement of SFAS No. 162), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has applied this Statement to its consolidated financial statements.  Accordingly, references to pronouncements herein have been made in “plain English” rather than referring to statement numbers.

In May 2009, the FASB issued a Statement entitled Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted the provisions of this Statement for our fiscal quarter ended August 30, 2009.  The adoption of this Statement by the Company did not have a material impact on its consolidated financial position or results of operations.

In June 2008, the U.S. Securities and Exchange Commission (“SEC”) issued final rules that set the dates under which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in its annual report for fiscal years ending on or after December 15, 2007, which was initiated for the Company’s fiscal year ending November 28, 2008.  In October 2009, the SEC extended the date by which companies must comply with the auditor attestation requirement to fiscal years ending on or after June 15, 2010, which will be the Company’s fiscal year ending November 28, 2010.

In May 2008, the FASB issued “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This Statement was effective November 15, 2008 and has been applied by the Company with no material effect on its consolidated financial position or results of operations.

           In April 2008, the FASB issued “Determination of the Useful Life of Intangible Assets” This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The statement amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The adoption of this Statement by the Company did not have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued a revised “Business Combinations” Statement, which replaces an earlier Statement, also entitled, “Business Combinations.” The Statement retains the underlying concepts of the original statement in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the revised Statement changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The revised Statement is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We are currently evaluating the effects, if any, that the revised Statement may have on our financial statements and will adopt this standard for its fiscal year beginning on November 30, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk.  The Company is subject to market risk for changes in the interest rate charged on amounts borrowed from its banks since those loans charges interest at prime rate plus.  At $3 million, a 1% change in the interest rate would impact the Company by $30,000.

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

ITEM 9A(T).

CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) (the “Disclosure Controls”) as of the end of the period covered by this Annual Report.  The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial and Principal Accounting Officer (the “CFO” and together with the CEO, the “Certifying Officers”).

Attached as exhibits to this Annual Report are certifications of the Certifying Officers, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we evaluated the effectiveness of the design and operation of our Disclosure Controls as of November 29, 2009.  Based upon that evaluation, our Certifying Officers concluded that, as of the date of such evaluation, our Disclosure Controls were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Certifying Financial Officers and effected by our board of directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of November 29, 2009.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on this assessment, Management believes that, as of November 29, 2009, our internal control over financial reporting was effective based on those criteria.  Management’s assessment of the effectiveness of our internal control over financial reporting as of November 29, 2009 has not been audited by an independent registered certified public accounting firm.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to transitional rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended November 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers.  The following table sets forth the name, age, positions, and offices or employments as of March 15, 2010, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

Name	Age	Position
Robert M. Budd	53	President, Chief Executive Officer, and Director
David O. Cole	57	Chief Financial Officer and Secretary
Salvatore Geraci	63	Director
Ronald J. Metz	51	Chairman and Director
Dan F. Cooke	61	Director
Charles W. Reed	63	Director

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

Audit Committee Financial Expert. The Audit Committee of the Company’s Board of Directors is currently comprised of three non-employee directors, Ron Metz, Bill Reed and Salvatore Geraci.  Although the OTC Bulletin Board does not have rules regarding director independence, the Board of Directors in its business judgment has determined that each member of the Audit Committee is an “independent director,” as defined by the listing standards of the Nasdaq Stock Market. In addition each member of the Audit Committee (i) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, (ii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iii) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Additionally, the Company has and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board of Directors has determined that Mr. Geraci is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules.

Compliance with Section 16(a) of the Exchange Act.  The information found in our 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

Principal Executive and Financial Officer Code of Ethics. The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.

EXECUTIVE COMPENSATION

The information found in our 2010 Proxy Statement under the heading “Executive Compensation” is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information found in our 2010 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and ”Executive Compensation – Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information found in our 2010 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Board Composition and Director Independence” is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information found in our 2010 Proxy Statement under the heading “Corporate Governance and the Board of Directors—Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws, as amended. (2)
10.1	Second Amendment to Amended and Restated Credit Agreement dated November 21, 2007. (3)
10.2	Promissory Note Modification Agreement dated effective as of November 30, 2008. (4)
10.3	Promissory Note Modification Agreement dated effective as of December 15, 2008. (5)
10.4	Forbearance Agreement dated effective as of January 31, 2009. (6)
10.5	First Amendment to Forbearance Agreement dated effective as of May 1, 2009. (7)
10.6	Second Amendment to Forbearance Agreement dated effective as of July 1, 2009. (8)
10.7	Business Loan Agreement dated effective August 14, 2009, (including addendum thereto) between Next, Inc. and Crossroads Bank with respect to loan in the principal amount of $2,583,089.54. (9)
10.8	Promissory Note dated effective August 14, 2009 (including addendum thereto) in favor of Crossroads Bank in the principal amount of $2,583,089.54. (10)
10.9	Agreement dated effective on October 31, 2009. (11)
10.10	Securities Purchase Agreement dated November 19, 2007, by and between Next, Inc. and Charles W. Reed. (12)
10.11	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (13)
10.12	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke. (14)
10.13	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and the William B. Hensley III Family Trust. (15)
10.14	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Jeffery R. Kellam. (16)
10.15	First Amendment to Common Stock Purchase Warrant dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (17)
14.1	Code of Ethics.
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on January 9, 2003.

(2)

Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on March 15, 2010.

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

(7)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on April 30, 2009.

(8)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on July 6, 2009.

(9)

Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the fiscal quarter ended August 30, 2009.

(10)

Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q for the fiscal quarter ended August 30, 2009.

(11)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on November 2, 2009.

(12)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(13)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on May 2, 2008.

(14)

Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed on May 2, 2008.

(15)

Incorporated by reference to Exhibit 99.3 of the registrant’s Form 8-K filed on May 2, 2008.

(16)

Incorporated by reference to Exhibit 99.4 of the registrant’s Form 8-K filed on May 2, 2008.

(17)

Incorporated by reference to Exhibit 99.5 of the registrant’s Form 8-K filed on May 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NEXT, INC.

We have audited the accompanying consolidated balance sheets of NEXT, INC. and subsidiaries as of November 29, 2009, and November 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended November 29, 2009. Our audits also include the financial statement schedule – Schedule II Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEXT, INC. and subsidiaries as of November 29, 2009 and November 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in violation of certain term loan financial covenants as of November 29, 2009, and has experienced difficulty in obtaining debt financing at acceptable terms to fund continuing operations. The Company has also suffered recurring losses from operations and has a working deficit as of November 29, 2009 and November 28, 2008 due to all financing obligations being classified as current liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of effectiveness of NEXT, INC.’s internal control over financial reporting as of November 29, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 15, 2010

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 29, 2009	November 28, 2008
Assets
Current assets:
Cash	$ 132,821	$ 139,909
Accounts receivable, net of allowance for doubtful accounts in 2009 and 2008, of $104,946 and $87,445, respectively	1,562,201	4,384,238
Inventories	4,168,524	5,563,982
Prepaid expenses	135,761	155,250
Other current assets	3,087	79,764
Total current assets	6,002,394	10,323,143
Property, plant and equipment, net	1,919,942	2,141,039
Other assets, net	543,949	764,157
Total Assets	$ 8,466,285	$ 13,228,339

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,903,991	$ 2,182,051
Accrued expenses and other current liabilities	825,506	839,368
Line of credit	2,290,086	5,144,524
Loan from stockholders	200,000	200,000
Short-term debt and current maturities	2,620,364	2,837,993
Total current liabilities	7,839,947	11,203,936
Long-term debt, less current maturities	—	—
Total liabilities	7,839,947	11,203,936
Commitments and contingencies

Stockholders’ equity:
Preferred stock, series A, cumulative, $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, shares issued and outstanding: 27,396,055 in 2009, and 27,360,055 in 2008	27,396	27,360
Additional paid-in capital	8,472,835	8,472,505
Unearned compensation	(21,739)	(23,761)
Accumulated deficit	(7,852,154)	(6,451,701)
Total stockholders’ equity	626,338	2,024,403
Total Liabilities and Stockholders’ Equity	$ 8,466,285	$ 13,228,339

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	November 29, 2009	November 28, 2008	November 30, 2007
Net sales	$ 15,352,424	$ 18,008,736	$ 20,217,810
Cost of sales	11,590,776	12,792,592	13,990,331
Gross profit	3,761,648	5,216,144	6,227,479
Selling, general, and administrative expense:
Operations expense	1,343,266	1,745,376	2,277,819
Royalties, commissions, and other selling expense	2,166,645	3,020,951	2,919,381
Corporate expense	1,034,264	1,031,652	1,109,474
Impairment of goodwill	—	4,369,825	—
Impairment of other intangible assets	—	40,042	—
Total selling, general, and administrative expense	4,544,175	10,207,846	6,306,674
Operating loss	(782,527)	(4,991,702)	(79,195)
Interest expense	623,033	618,822	683,304
Other expense (income), net	(5,107)	(71,542)	6,355
Net loss before income taxes	(1,400,453)	(5,538,982)	(768,854)
Provision (benefit) for income taxes, deferred	—	874,396	(297,768)
Net loss	$ (1,400,453)	$ (6,413,378)	$ (471,086)
Net loss per common share, basic	$ (0.05)	$ (0.25)	$ (0.02)
Net loss per common share, diluted	$ (0.05)	$ (0.25)	$ (0.02)
Weighted average common shares outstanding, basic and diluted	27,377,488	25,198,362	19,154,570

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended November 29, 2009, November 28, 2008, and November 30, 2007

	Preferred Stock		Common Stock				Retained Earnings/
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Unearned Compensation	(Accumulated Deficit)	Total
Balance – December 1, 2006	—	$ —	18,626,029	$ 18,626	$ 7,278,589	$ (27,806)	$ 432,763	$ 7,702,172
Common stock issued to outside professionals for financing and investor relations			133,000	133	69,149			69,282
Common stock issued in payment of debt			1,491,113	1,491	429,670			431,161
Stock issued for securities purchase agreement			2,173,913	2,174	497,826			500,000
Amortization of fees paid to outside professionals for financing					8,352			8,352
Common stock retired			(600,000)	(600)	(359,400)			(360,000)
Employee stock options exercised and amortization						2,022		2,022
Net loss							(471,086)	(471,086)
Balance – November 30, 2007	—	—	21,824,055	21,824	7,924,186	(25,784)	(38,323)	7,881,903
Common stock issued to outside professionals for financing and investor relations			36,000	36	3,819			3,855
Stock issued for securities purchase agreement			5,500,000	5,500	544,500			550,000
Amortization of fees paid to outside professionals for financing						2,023		2,023
Net loss							(6,413,378)	(6,413,378)
Balance – November 28, 2008	—	—	27,360,055	27,360	8,472,505	(23,761)	(6,451,701)	2,024,403
Common stock issued to outside professionals for financing and investor relations			36,000	36	330			366
Amortization of fees paid to outside professionals for financing						2,022		2,022
Net loss							(1,400,453)	(1,400,453)
Balance – November 29, 2009	—	$ —	27,396,055	$ 27,396	$ 8,472,835	$ (21,739)	$ (7,852,154)	$ 626,338

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NEXT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended

	November 29, 2009	November 28, 2008	November 30, 2007
Cash flows from operating activities:
Net loss	$ (1,400,453)	$ (6,413,378)	$ (471,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	554,561	620,183	693,979
Non cash compensation	2,022	2,023	2,022
Non cash fees	366	3,855	47,584
Gain on disposal of assets	—	—	(11,473)
Provision for bad debts	18,331	15,000	16,650
Provision (Benefit) for deferred income taxes	—	874,396	(297,768)
Impairment of goodwill and other intangible assets	—	4,409,867	—
Changes in operating assets and liabilities:
Accounts receivable	2,803,706	2,663,394	(373,470)
Inventories	1,395,458	(272,705)	(1,264,712)
Prepaid expenses	6,614	31,212	181,366
Other current assets	78,464	20,909	56,832
Accounts payable	(278,060)	(214,713)	(820,250)
Accrued expenses and other liabilities	(13,862)	(1,326,476)	1,139,996
Total adjustments	4,567,600	6,826,945	(629,244)
Net cash provided by (used in) operating activities	3,167,147	413,567	(1,100,330)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,887)	(93,893)	(22,883)
Cash paid for intangible assets	(6,090)	(18,781)	(18,910)
Cash from proceeds on sale of assets	—	—	112,500
Net cash provided by (used in) investing activities	(28,977)	(112,674)	70,707
Cash flows from financing activities:
Revolving credit facility, net	(2,854,438)	(499,579)	1,426,865
Repayment of long-term debt, loans and notes payable	(217,629)	(377,181)	(750,266)
Issuance of common stock and warrants	—	550,000	500,000
Deferred financing fees, net of expense	(73,191)	(34,500)	(27,400)
Net cash provided by (used in) financing activities	(3,145,258)	(361,260)	1,149,199
Net increase (decrease) in cash	(7,088)	(60,367)	119,576
Cash, beginning of year	139,909	200,276	80,700
Cash, end of year	$ 132,821	$ 139,909	$ 200,276
Supplemental Information:
Cash paid during the year for interest	$ 541,561	$ 691,738	$ 598,326
Cash paid during the year for income taxes	$ —	$ —	$ 6,248
Non-cash Investing and Financing Activities:
Equity securities issued in payment of note payable	$ —	$ —	$ 431,212
Equity securities issued in payment of services	$ —	$ —	$ 30,000
Equity securities retired in payment of note receivable	$ —	$ —	$ 360,000

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

Basis of Presentation

The Company’s fiscal year is based on a 52-53 week period.  For 2007 and 2008, the Company’s year ended on the Friday closest to November 30, and it used a 4-4-5 week basis for quarterly reporting.  On March 24, 2009, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Friday ending the 13-week period of the Company’s fourth fiscal quarter to the Sunday ending the 13-week period of the Company’s fourth fiscal quarter and a change to a 5-4-4 week basis for quarterly reporting.

The Company is dependent upon available cash, operating cash flow, our term loans with Crossroads Bank and our revolving line of credit to meet our capital needs. It is currently in a technical, undeclared state of default under the term loans with Crossroads Bank, despite having made all payments on time under the agreements, due to failure to satisfy the fixed charge ratio covenant. Additionally, the revolving line of credit agreement contains a cross-default provision enabling the lender to exercise available rights and remedies prior to the scheduled termination date of November 30, 2010 if the Company defaults under other indebtedness and the third party lender accelerates the time for payment of such borrowed amounts. The revolving line of credit agreement contains specified monthly reductions in the principal sum available under the note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3 million to $1.25 million by November 1, 2010. There are no guarantees that the availability under the revolving line of credit during 2010 will be adequate to finance operations without other capital resources. The company is currently negotiating with Crossroads Bank regarding the covenant failure on the term loans, and it has not declared a state of default.

The report of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the fiscal year ended November 29, 2009 contains an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern based upon its reliance on the term loans with Crossroads Bank and the revolving line of credit to finance its operations and its recurring losses from operations.

To address our recurring losses and capital needs, we have undertaken several restructuring initiatives from mid-2008 to the present, including the following:

•

Solicited and evaluated proposals to replace our current asset based line of credit beginning in mid-April, 2008;

•

Reorganized in October 2008, including personnel terminations from all parts of the organization;

•

Converted selling expenses from fixed to variable;

•

Retained the services of a turnaround consulting firm in November, 2009;

•

Increased gross selling prices that will be realized in 2010;

•

Reduced certain sales expenses and allowances for 2010; and,

•

Continued tight control of variable spending for manpower and other controllable expenses.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Marketing, Inc., and Choice International, Inc.

Cash

Cash consists of cash on deposit.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay the amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data and trends. The Company extends open credit to customers based upon their financial condition. The allowance for doubtful accounts as of November 29, 2009, was $104,946, and at November 28, 2008, was $87,445.

Sale of Receivables

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  We received net proceeds from the sale of receivables of $6,209,245 for the year ended November 29, 2009 and incurred fees of $25,210 to do so.  There were no such transactions prior to 2009.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Shipping and Handling Costs

The Company’s outgoing shipping and handling costs (freight-out) are included in operations expense for all periods presented.  Total freight-out costs for the fiscal years 2009, 2008, and 2007 were $82,689, $171,440, and $171,832, respectively.

Concentration of Credit Risk

The Company has developed a diverse distribution network, ranging from national, large regional, and specialty retail chains, corporate accounts, college book stores, motor sports, souvenir and gift shops, and golf shops. During the fiscal year 2009, 73.2% ($11,238,480) of net sales of the Company were to its two largest customers that were greater than or equal to ten percent of total sales.   In fiscal year 2008, sales to the Company’s three largest customers whose purchases were greater than or equal to ten percent of total sales accounted for approximately 80.1% ($14,431,701) of total sales.  In the fiscal years 2007, 75.2% ($15,205,208) of net sales of the Company were to its two largest customers that were greater than or equal to ten percent of total sales.  As of November 29, 2009, amounts due to the Company from the two largest customers accounted for $1,018,710, or 65.2% of total accounts receivable.  At the end November 28, 2008, amounts due to the Company from the three largest customers accounted for $3,774,682, or 86.1% of total accounts receivable.

The Company’s management believes that its credit risk exposure, based on current information available on the financial strength of its customers, is limited.  Such estimates could change in the future.

The Company is engaged in internet sales which were $57,804 in 2009, $107,305 in 2008, and $224,687 in 2007.

New Pronouncements

Recent pronouncements that potentially affect these or future financial statements include:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles-a replacement of SFAS No. 162), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has applied this Statement to its consolidated financial statements.  Accordingly, references herein to pronouncements have been made in “plain English” rather than referring to statement numbers.

In May 2009, the FASB issued a Statement entitled Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted the provisions of this Statement for our fiscal quarter ended August 30, 2009.  The adoption of this Statement by the Company did not have a material impact on its consolidated financial position or results of operations.

In June 2008, the U.S. Securities and Exchange Commission (“SEC”) issued final rules that set the dates under which non-accelerated filers must comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002.  Non-accelerated filers must provide management’s assessment regarding internal control over financial statements in its annual report for fiscal years ending on or after December 15, 2007, which was initiated for the Company’s fiscal year ending November 28, 2008.  In October 2009, the SEC extended the date by which companies must comply with the auditor attestation requirement to fiscal years ending on or after June 15, 2010, which will be the Company’s fiscal year ending November 28, 2010.

In May 2008, the FASB issued “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This Statement was effective November 15, 2008 and has been applied by the Company with no material effect on its consolidated financial position or results of operations.

In April 2008, the FASB issued “Determination of the Useful Life of Intangible Assets” This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The statement amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The adoption of this Statement by the Company did not have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued a revised “Business Combinations” Statement , which replaces an earlier Statement, also entitled, “Business Combinations.” The Statement retains the underlying concepts of the original statement in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the revised Statement changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The revised Statement is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We are currently evaluating the effects, if any, that the revised Statement may have on our financial statements and will adopt this standard for its fiscal year beginning on November 30, 2009.

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

Advertising Costs

Advertising costs are expensed as incurred. For the fiscal years ended 2009, 2008, and 2007, advertising costs were $3,106, $4,985, and $4,502, respectively.

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

Goodwill and  Long-lived Assets

The Company analyzes its goodwill and other unamortized intangible assets for impairment on an annual basis at the end of its fiscal year, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 10. During 2006, the Company adopted the fair value based method of accounting in accordance with ASC 718, Compensation – Stock Compensation (Share-Based Payment) for its employee stock option plans.

The Company did not issue any stock options in 2009, 2008 or 2007.

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

Reclassifications

Certain reclassifications have been made to the balance sheet for 2008 and to the cash flow statements for 2007 and 2008 to conform with the 2009 presentation.

NOTE 3 – Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market and consist of the following:

	2009	2008
Raw materials (including operations supplies)	$ 2,531,668	$ 2,727,373
Finished products	1,636,856	2,836,609
Total	$ 4,168,524	$ 5,563,982

Raw materials include blank garments that are purchased, not manufactured, by the Company.

NOTE 4 – Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial and tax basis of existing assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax asset and liabilities at November 29, 2009 and November 28, 2008, are as follows:

	2009	2008
Deferred tax assets:
Accounts receivable allowance	$ 31,846	$ 34,978
Goodwill and other intangibles	903,270	928,523
Operating loss carry forwards	2,056,958	1,506,883
	2,992,074	2,470,384
Valuation allowance for deferred tax assets	(2,834,700)	(2,311,579)
Total deferred tax assets	$ 157,374	$ 158,805

Deferred tax liabilities:
Property, plant and equipment	$ 157,374	$ 158,805
Total deferred tax liabilities	$ 157,374	$ 158,805

Total deferred taxes, net	$ —	$ —

A reduction of gross deferred tax assets and the associated valuation allowance was made as of August 30, 2009, after the filing of the November 28, 2008 corporate tax return. This was due to a portion of the goodwill written off as impaired as of November 28, 2008 was incorrectly estimated to be currently deductible for tax purposes.  This incorrect estimate caused the estimated net operating loss for the year then ended to be overstated, which caused the deferred tax asset to also be overstated.  The write down of the deferred tax asset associated with this portion of the goodwill written off created an expense that should have reduced the November 28, 2008 deferred tax asset estimate by approximately $800,000.  Since total deferred tax assets are reduced by a valuation allowance, there was no effect to the balance sheets and income statements for 2009 and 2008.

The provision for income taxes consisted of the following in 2009, 2008, and 2007:

	2009	2008	2007
Current	$ —	$ —	$ —

Deferred:
Federal	(476,154)	(823,186)	(68,291)
State	(56,018)	(197,106)	(21,827)
Benefit of operating loss carryforwards	9,051	(416,891)	(207,650)
Change in valuation allowance	523,121	2,311,579	—
	$ —	$ 874,396	$ (297,768)
Provision for income taxes	$ —	$ 874,396	$ (297,768)

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2009	2008	2007
Tax expense (benefit) computed at maximum federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Change in deferred tax valuation allowance	32	41	—
Other	6	13	(1)
Income tax expense (benefit)– effective rate	0%	16%	(39)%

At November 29, 2009, the Company had net operating loss carry forwards for income tax purposes of approximately $3,751,000 for which income tax benefits may be derived if the taxable income is generated, which expire through 2029.  The Company has not yet filed its income tax return for the year ended November 29, 2009, but estimates that approximately $1,391,000 of additional net operating loss carryforward will result from the filing.

At November 29, 2009, the Company had no unrecognized tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions.  The Company’s tax years 2005 through 2007 remain open to examination for U.S. Federal income taxes.  With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2005.

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2009	2008	Estimated useful lives
Land	$ 10,000	$ 10,000
Building and building improvements	1,939,281	1,937,546	7-39 years
Machinery and equipment	2,054,332	2,215,672	3-20 years
Furniture and fixtures	696,371	895,966	3-10 years
Vehicles	74,885	74,885	5-10 years
Leasehold improvements	11,577	11,577	5-10 years
	4,786,446	5,145,646
Less: Accumulated depreciation	(2,866,504)	(3,004,607)
	$ 1,919,942	$ 2,141,039

Depreciation expense for the fiscal years ended 2009, 2008, and 2007 was $243,984, $256,067, and $281,481, respectively.

NOTE 6 – Goodwill

Due to the continuing, and increasing differences between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of November 28, 2008.  Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publicly traded companies were also factors in the result of the analyses. The Company concluded the fair value of its business, as measured its market price per single share of stock, as traded, did not exceed the carrying value of its net assets as of November 28, 2008.  As a result, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $4,369,825. The Company also recorded pretax, non-cash charges of $40,042 to reduce the carrying value of amortizable intangible assets. The Company recorded income tax benefits related to these charges as indicated, however, due to going concern considerations, such income tax benefits were offset fully by a valuation allowance.

NOTE 7 – Other Assets

Other assets consist of the following:

	2009		2008
	Amount	Accumulated Amortization	Amount	Accumulated Amortization	Estimated Useful Lives
Artwork	$ 1,053,616	$ (992,370)	$ 1,050,319	$ (885,706)	5 years
Licensing agreements	250,372	(241,883)	247,579	(233,623)	3 years
Software improvements	114,484	(114,484)	114,484	(113,361)	3 years
Non-compete agreement	354,800	(312,952)	354,800	(241,014)	4 years
Customer list	749,804	(317,438)	749,804	(280,912)	10 years
Other	—	—	1,787	—
	2,523,076	$ (1,979,127)	2,518,773	$ (1,754,616)
Less: accumulated amortization	(1,979,127)		(1,754,616)
Other assets, net	$ 543,949		$ 764,157

Amortization expense associated with these assets was $224,511, $308,214 and $371,145 for years ended November 29, 2009, November 28, 2008, and November 30, 2007, respectively.  The estimated future amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Year	Amount
2010	$ 147,370
2011	$ 118,258
2012	$ 79,905
2013	$ 68,249
2014	$ 66,688

NOTE 8 – Short-Term and Long-Term Debt

Short-term and long-term debt consisted of the following:

	2009		2008
	Short-term	Long-term	Short-term	Long-term
Revolving credit facility (a)	$ 2,290,086	$ —	$ 5,144,524	$ —
Notes payable (b)	2,820,364	—	3,037,993	—
Total	$ 5,110,450	$ —	$ 8,182,517	$ —

(a)

    Revolving credit facility: On October 30, 2009, the Company entered into an Agreement (the “Agreement”), dated effective on October 31, 2009, with National City Bank (“the Bank”) and the guarantors named therein (the “Guarantors”).  The Agreement modifies certain terms of the Company’s existing revolving line of credit agreement and related documentation with the Bank, including that certain Replacement Promissory Note (Line of Credit) dated November 21, 2007 (the “Note”), as the same have been modified and restructured from time to time (collectively, the “Loan Documents”). Under the terms of the Agreement, the Company and the Guarantors agreed, among other things, to (i) specified monthly reductions in the principal sum available under the Note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3,000,000 on the date of the Agreement to $1,250,000 by November 1, 2010; (ii) adjustments to the interest rate on the daily unpaid principal balance of the Note, from (A) 6% per annum above the prime rate commencing October 31, 2009, to (B) 8% per annum above the prime rate commencing March 1, 2010, to (C) 10% per annum above the prime rate commencing October 1, 2010, to (D) 12% per annum above the prime rate if the principal balance is not paid in full by November 30, 2010; (iii) the payment of fees by the Company to the Bank of $10,000 on March 1, 2010, $15,000 on June 1, 2010, $20,000 on October 1, 2010, and $25,000 on November 30, 2010, unless in each case at the time the fee becomes due the principal balance of the Note has been paid in full and the Bank is no longer committed to loan funds under the Loan Documents; and (iv) amendment of the term “Borrowing Base” under the Loan Documents to reduce, effective after the close of business on January 31, 2010, the amount of the line of credit available from inventory collateral from $2,500,000 to an amount equal to 80% of the principal sum available under the Note and the Agreement.  In addition, the Agreement provides that, so long as the Company and the Guarantors comply with all of the conditions set forth in the Agreement (including those listed above), The Bank will not exercise its rights and remedies under the Loan Documents or take any affirmative action thereunder until the earlier of November 30, 2010 or the occurrence of any termination event specified in the Agreement, including, among others, an event of default under the Loan Documents, or a default relating to other indebtedness for borrowed money resulting in the acceleration of such indebtedness, or the death of the Guarantors. On November 13, 2009, the Company engaged the services of a turnaround consulting firm to provide it with strategic consulting services, in accordance with the requirements of the Agreement.

The Company first entered into our existing credit facility with the Bank on January 31, 2007. The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of our Chief Executive Officer and one board member. The credit agreement originally had a two-year term and, among other things, provided for a $7,500,000 line of credit, with an interest rate equal to prime plus or minus .25% (depending on certain financial covenants). On November 21, 2007, we amended the credit facility to extend the maturity date to November 30, 2008. In addition, pursuant to this amendment, the Bank waived any prior violations of the financial covenants the advance rate on eligible raw materials was decreased to 55%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate was 4.75% at November 30, 2008), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including equity or subordinated capital injections.  Subsequent to this initial amendment and prior to entering the Agreement, we extended the maturity date pursuant to a number of amendments and agreements with the Bank, which generally provided, among other things, for escalating interest rates and changes in availability under the line of credit. Immediately prior to entering the Agreement, the interest rate was set at prime plus ten percent and the line of credit was limited to $3,000,000, of which only 2,500,000 was available from inventory collateral.

(b)

Notes payable: Notes payable consists of the following:

	2009	2008
Notes payable – Crossroads Bank	$ 2,620,364	$ 2,837,993
Note payable – Next Investors, LLC	200,000	200,000
	2,820,364	3,037,993
Less: current maturities	(2,820,364)	(3,037,993)
Long-term notes payable	$ —	$ —

On August 21, 2009, the Company  entered into new loan documents with Crossroads Bank effective as of August 14, 2009, including business loan agreements and promissory notes, pertaining to  three loans originally extended to the Company by Crossroads Bank in 2004 and 2005 with respect to the Company’s facility and certain equipment and fixtures in Wabash, Indiana. Following this restructuring, the three loans had an aggregate balance of $2,620,364 at November 29, 2009. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2020. The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans had an aggregate principal balance of $72,835 at August 14, 2009. Crossroads Bank voluntarily waived principal payments for August 2009 under these loans, and the Company paid an aggregate of $14,500 in fees to Crossroads Bank and their Wabash -based counsel. Payments under these two loans were resumed beginning September 2009. One of these loans was paid in full on its maturity date of November 2, 2009 and the other loan is on schedule for full payment by its maturity date of June 24, 2010. The monthly installments due under all remaining loans totals $34,739. Crossroads Bank permanently waived all current and prior covenant violations associated with these loans as of the time of entry into the new loan documents. However, because the Company has failed to comply with the fixed charge ratio covenant under the loans, despite making all principal and interest payments on schedule, it is in a technical state of default which has not yet been declared, but for which a waiver has not been provided, and the debt has been classified as a current liability.  Under the terms of a 2005 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City of its interest in those assets to Crossroads Bank.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008 was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  The Company has not made these payments because National City, in accordance with the terms of its subordination agreement with Next Investors, LLC, has withheld its approval of such payments. Under the Note Extension Agreement, whenever National City withholds such approval, the Company’s nonpayment does not constitute a payment default. The principal partners of Next Investors, LLC include one of the Company’s board members and two of the Company’s shareholders. As of November 29, 2009, November 28, 2008 and November 30, 2007, interest expensed for this loan totaled $12,200, $15,858 and $42,408, respectively, and interest accrued for this loan totaled $933, $1,667 and $26,714, respectively.

          The following represents the maturity of notes payable (without regard to default accelerations) of the Company as of November 29, 2009:

For the fiscal year	Amount
2010	$ 366,604
2011	182,523
2012	195,850
2013	210,664
2014	226,112
Thereafter	1,638,611
Total	$ 2,820,364

NOTE 9 – Stockholders’ Equity

In 2009, the Company issued 36,000 shares for investor relations services.

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

NOTE 10 – Employee Stock Option Plan and Warrants Outstanding

No stock options were issued during the fiscal years ended November 29, 2009, November 28, 2008 or November 30, 2007.

The following table sets forth the options granted under the Next Stock Option Plan:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,244,500	$ 0.69	1,359,250	$ 0.76	1,398,500	$ 0.78
Granted	—	—	—	—	—	—
Cancelled	(135,000)	0.08	—	—	—	—
Forfeited	(29,750)	1.06	(114,750)	0.88	(39,250)	1.09
Exercised	—	—	—	—	—	—
Outstanding at end of year	1,079,750	$ 0.67	1,244,500	$ 0.69	1,359,250	$ 0.76
Options exercisable at end of year	1,079,750	$ 0.67	1,244,500	$ 0.69	1,359,250	$ 0.76

The following table summarizes information about stock options outstanding at November 29, 2009:

Options Outstanding
Options Outstanding	Remaining Life	Exercise Price
20,000	0.52 years	0.50
50,000	0.55 years	1.01
151,500	1.00 years	1.07
158,250	1.00 years	1.50
700,000	6.00 years	0.85
1,079,750

The following table summarizes information about stock warrants outstanding at November 29, 2009:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
1,265,000	0.15 years	$ 1.75	1,265,000	$ 1.75
1,367,000	5.42 years	$ 0.10	1,367,000	$ 0.10
2,750,000	5.42 years	$ 0.15	2,750,000	$ 0.15

NOTE 11 – Major Suppliers

The Company has a variety of qualified vendors available from which it purchases its raw materials inventory. Each year, the Company’s management reviews these suppliers for quality, pricing and delivery. Based upon the results of this review, the Company either extends the supplier arrangement or chooses other suppliers more suitable to its needs. The Company is not reliant on any one of these suppliers. During the years ended November 29, 2009, November 28, 2008, and November 30, 2007, purchases from the three largest suppliers, and the corresponding percentages of total cost of goods sold, were $6,635,836 (57.3%), $9,556,793 (74.7%), and, $9,510,641 (68.0%), respectively. The amounts due to these suppliers included in accounts payable at the fiscal end of 2009, 2008, and 2007, respectively, were $1,469,220, $1,999,870, and $1,867,711.

NOTE 12 – Earnings (Loss) Per Share

Basic loss per share below for the fiscal years ended November 29, 2009, November 28, 2008, and November 30, 2007 was calculated on the basis of the weighted average number of common shares outstanding during the year ended divided into the net loss available to common stockholders.  Diluted loss per share below was calculated by dividing the net loss by the weighted average number of common and potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2009	2008	2007
Numerator:
Basic and diluted loss per share — net loss	$ 1,400,453	$ 6,413,378	$ 471,086
Denominator:
Basic weighted average common shares	27,377,488	25,198,362	19,154,570
Effect of dilutive stock options, warrants, and contingent acquisition related shares	—	—	—
Denominator for diluted earnings (loss) per share	27,377,488	25,198,362	19,154,570
Basic loss per share	$ 0.05	$ 0.25	$ 0.02
Diluted loss per share	$ 0.05	$ 0.25	$ 0.02

Options to purchase 1,244,500 shares in 2009 and 2008, and 1,359,250 shares in 2007,  as well as warrants to purchase 6,741,941 shares in 2009 and 2008, 4,078,916 shares in 2007, and the shares issuable under the subordinated notes, were not included in computing diluted earnings per share because the effect was antidilutive.

NOTE 13 – Operating Leases

The Company leases office space in Chattanooga, Tennessee under an operating lease agreement expiring in 2010. The future minimum obligations under the operating lease at November 29, 2009 are $3,600 for 2010.

Rental and lease expense was $51,141, $104,424, and $64,154 in 2009, 2008, and 2007, respectively.

NOTE 14 – Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

NEXT, INC. AND SUBSIDIARIES

		Additions
	Balance at Beginning of Period	Charged to Expenses	(Write-offs ) Recoveries	Balance at End of Period
Twelve months ended November 29, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$87,445	$18,331	$(830)	$104,946

Twelve months ended November 28, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$59,612	$15,000	$12,833	$87,445

Twelve months ended November 30, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts (a)	$ 10,461	$ 16,650	$32,501	$ 59,612

 (a)

Deductions consist of write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chattanooga, State of Tennessee on the 15th day of March, 2010.

NEXT INC.
By:	/s/ Robert M. Budd
Robert M. Budd
President and Chief Executive Officer

By:	/s/ David O. Cole
David O. Cole
Chief Financial Officer and Secretary Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert M. Budd	Chief Executive Officer, President, and Director	March 15, 2010
Robert M. Budd
/s/ Salvatore Geraci	Director	March 15, 2010
Salvatore Geraci
/s/ Ronald J. Metz	Chairman and Director	March 15, 2010
Ronald J. Metz
/s/ Dan F. Cooke	Director	March 15, 2010
Dan F. Cooke
/s/ Charles W. Reed	Director	March 15, 2010
Charles W. Reed

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws, as amended. (2)
10.1	Second Amendment to Amended and Restated Credit Agreement dated November 21, 2007. (3)
10.2	Promissory Note Modification Agreement dated effective as of November 30, 2008. (4)
10.3	Promissory Note Modification Agreement dated effective as of December 15, 2008. (5)
10.4	Forbearance Agreement dated effective as of January 31, 2009. (6)
10.5	First Amendment to Forbearance Agreement dated effective as of May 1, 2009. (7)
10.6	Second Amendment to Forbearance Agreement dated effective as of July 1, 2009. (8)
10.7	Business Loan Agreement dated effective August 14, 2009, (including addendum thereto) between Next, Inc. and Crossroads Bank with respect to loan in the principal amount of $2,583,089.54. (9)
10.8	Promissory Note dated effective August 14, 2009 (including addendum thereto) in favor of Crossroads Bank in the principal amount of $2,583,089.54. (10)
10.9	Agreement dated effective on October 31, 2009. (11)
10.10	Securities Purchase Agreement dated November 19, 2007, by and between Next, Inc. and Charles W. Reed. (12)
10.11	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (13)
10.12	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Dan F. Cooke. (14)
10.13	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and the William B. Hensley III Family Trust. (15)
10.14	Securities Purchase Agreement dated April 28, 2008, by and between Next, Inc. and Jeffery R. Kellam. (16)
10.15	First Amendment to Common Stock Purchase Warrant dated April 28, 2008, by and between Next, Inc. and Charles W. Reed. (17)
14.1	Code of Ethics.
21.1	Subsidiaries.
23.1	Consent of Joseph Decosimo and Company, PLLC.
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32	Section 906 Certifications of chief executive officer and chief financial officer.

(1)

Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on January 9, 2003.

(2)

Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on March 15, 2010.

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

(7)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on April 30, 2009.

(8)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on July 6, 2009.

(9)

Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the fiscal quarter ended August 30, 2009.

(10)

Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q for the fiscal quarter ended August 30, 2009.

(11)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on November 2, 2009.

(12)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on November 26, 2007, as amended by registrant’s Form 8-K/A dated November 27, 2007.

(13)

Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed on May 2, 2008.

(14)

Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed on May 2, 2008.

(15)

Incorporated by reference to Exhibit 99.3 of the registrant’s Form 8-K filed on May 2, 2008.

(16)

Incorporated by reference to Exhibit 99.4 of the registrant’s Form 8-K filed on May 2, 2008.

(17)

Incorporated by reference to Exhibit 99.5 of the registrant’s Form 8-K filed on May 2, 2008.