Form 10-Q
period 2010-02-28
NEXT INC/TN
filed 2010-04-14
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒

As of April 4, 2010, there were 27,399,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2010, and November 29, 2009

3

Condensed Consolidated Statements of Operations for the three months ended

February 28, 2010, and March 1, 2009

4

Condensed Consolidated Statements of Cash Flows for the three months ended

February 28, 2010, and March 1, 2009

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T. Controls and Procedures

17

Part II—Other Information

Item 1.  Legal Proceedings

18

Item 6.  Exhibits

18

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2010	November 29, 2009
	(unaudited)
Assets

Current assets:
Cash	$138,256	$132,821
Accounts receivable, net of allowance for doubtful accounts in 2010 and 2009 of $115,594 and $104,946, respectively	1,259,298	1,562,201
Inventories	3,944,921	4,168,524
Prepaid expenses	187,368	135,761
Other current assets	1,287	3,087
Total current assets	5,531,130	6,002,394
Property, plant and equipment, net	1,863,386	1,919,942
Deferred taxes, net of valuation allowances	–	–
Other assets, net	504,041	543,949
Total Assets	$7,898,557	$8,466,285

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,814,083	$1,903,991
Accrued expenses and other current liabilities	427,435	825,506
Revolving line of credit	2,309,695	2,290,086
Short-term debt and current maturities	2,604,575	2,620,364
Loan from stockholders	200,000	200,000
Total current liabilities	7,355,788	7,839,947
Long-term debt, less current maturities	–	–
Total liabilities	7,355,788	7,839,947
Stockholders’ equity	542,769	626,338
Total Liabilities and Stockholders’ Equity	$7,898,557	$8,466,285

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 28, 2010	March 1, 2009
	(unaudited)	(unaudited)
Net sales	$2,824,439	$3,058,345
Cost of sales	1,861,435	2,459,882
Gross profit	963,004	598,463

Selling, general, and administrative expenses	948,215	1,136,987
Operating income (loss)	14,789	(538,524)

Interest	(101,322)	(152,556)
Other income	2,384	380
Loss before income taxes	(84,149)	(690,700)

Provision for income taxes	–	–
Net loss	$(84,149)	$(690,700)
Net loss per share, basic and diluted	$(0.003)	$(0.025)
Weighted average shares outstanding, basic and diluted	27,398,396	27,363,846

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2010	March 1, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(84,149)	$(690,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,901	150,309
Noncash compensation	505	505
Noncash fees	75	150
Gain on sale of asset	(2,070)	–
Provision for allowance for uncollectible accounts	10,000	–
Changes in operating assets and liabilities:
Accounts receivable	292,903	1,435,516
Inventories	223,603	1,017,679
Prepaid expenses	(52,653)	(41,703)
Other current assets	1,800	67,499
Accounts payable	(89,908)	(706,945)
Accrued expenses and other liabilities	(398,071)	(166,166)
Total adjustments	86,085	1,756,844
Net cash provided by operating activities	1,936	1,066,144

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,000)	(6,120)
Cash proceeds from sale of asset	3,000	–
Cash paid for intangible assets	(321)	(1,041)
Net cash used in investing activities	(321)	(7,161)

Cash flows from financing activities:
Revolving line of credit, net	19,609	(913,425)
Repayments of long term debt, loans and notes payable	(15,789)	(68,633)
Fees paid for financing activities	–	(32,000)
Net cash provided (used) in financing activities	3,820	(1,014,058)

Net increase in cash	5,435	44,925
Cash, beginning of period	132,821	139,909
Cash, end of period	$138,256	$184,834

Supplemental Information:
Cash paid during the period for interest	$105,277	$143,155

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

2.

Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is a sales and marketing organization that designs, develops, markets, and distributes licensed and branded imprinted sportswear primarily through key licensing agreements and the Company’s own proprietary designs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of February 28, 2010 and for the three month periods ended February 28, 2010 and March 1, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2009, as filed with the SEC.

The Company’s fiscal year is based on a 52-53 week period.  On March 24, 2009, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the Friday ending the 13-week period of the Company’s fourth fiscal quarter to the Sunday ending the 13-week period of the Company’s fourth fiscal quarter and a change to a 5-4-4 week basis for quarterly reporting.

The Company is dependent upon available cash, operating cash flow, its term loans with Crossroads Bank and its revolving line of credit to meet its capital needs. The Company is currently in a technical, undeclared state of default under the term loans with Crossroads Bank, despite having made all payments on time under the agreements, due to its failure to satisfy the fixed charge ratio covenant. Additionally, the revolving line of credit agreement contains a cross-default provision enabling the lender to exercise available rights and remedies prior to the scheduled termination date of November 30, 2010 if the Company defaults under other indebtedness and the third party lender accelerates the time for payment of such borrowed amounts. The revolving line of credit agreement contains specified monthly reductions in the principal sum available under the note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3 million to $1.25 million by November 1, 2010. There are no guarantees that the availability under the revolving line of credit during 2010 will be adequate to finance operations without other capital resources. The Company continues to negotiate with Crossroads Bank regarding the covenant failure on the term loans, and Crossroads Bank has not declared a state of default.

To address its recurring losses and capital needs, the Company has undertaken several restructuring initiatives from mid-2008 to the present, including the following:

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

However, unless Company management (“Management”) is successful in implementing and/or maintaining these and other initiatives, the Company may continue to experience losses.

We are considering all strategic options and alternatives to improve and assure our liquidity and provide working capital to fund its continuing business operations, which include debt and equity financing as alternatives to supply our cash needs. However, we cannot assure you that we will be successful in negotiating a remedy for the covenant failure or obtaining adequate financing on terms agreeable to us or at all. If we are unable to remedy the covenant failure or obtain adequate funds on acceptable terms, we will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Next Marketing, Inc., and Choice International, Inc.

Cash

Cash consists of cash on deposit.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay the amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data and trends. The Company extends open credit to customers based upon their financial condition. The allowance for doubtful accounts as of February 28, 2010, was $115,594, and at November 29, 2009, was $104,946.

Customer Base and Credit Concentration

The Company has a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. In the three months ended February 28, 2010, sales to the Company’s two largest customers whose purchases were greater than or equal to ten percent of total net sales accounted for 85% of total net sales.  Amounts due to the Company from these two largest customers accounted for 79% of accounts receivable as of February 28, 2010.  In the three months ended March 1, 2009, sales to the Company’s four largest customers whose purchases were greater than or equal to ten percent of total sales accounted for 82% of total sales.  Amounts due to the Company from these four largest customers accounted for 83% of accounts receivable as of March 1, 2009.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded allowances. Such estimates could change in the future.

The Company experiences seasonality in its sales cycle due to the amount of school-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters. Seasonality is also affected by significant selling price differentials which result from sales of heavier garments in fall and winter months.

Sale of Receivables

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  The Company received net proceeds from the sale of receivables of $2,281,808 for the three months ended February 28, 2010 and incurred fees of $7,652 to do so.  There were no such transactions in the three months ended March 1, 2009.

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

In December 2007, the FASB issued a revised “Business Combinations” Statement, which replaces an earlier Statement, also entitled, “Business Combinations.” The statement retains the underlying concepts of the original statement in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but the revised statement changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The revised statement is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company adopted this standard for our fiscal year beginning on November 30, 2009.  Because we have not made any acquisitions under this standard, there is no effect on our consolidated financial position or results of operations.

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of February 28, 2010, and November 29, 2009, consisted of the following:

	February 28, 2010	November 29, 2009
Raw materials	$2,288,569	$2,531,668
Finished goods	1,656,352	1,636,856
	$3,944,921	$4,168,524

4.

Income Taxes

Income taxes have been computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes.  This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at February 28, 2010, and November 29, 2009, are as follows:

	February 28, 2010	November 29, 2009
Assets: Accounts receivable allowance	$46,238	$31,846
Goodwill and other intangibles	891,098	903,270
Net operating loss carryforwards	2,091,032	2,056,958
	3,028,368	2,992,074
Valuation allowance for deferred tax assets	(2,899,029)	(2,834,700)
Total deferred tax assets	123,339	157,374
Liabilities:
Property, plant and equipment	123,339	157,374
Total deferred tax liabilities	123,339	157,374

Deferred taxes, net	$–	$–

At February 28, 2010, the Company had no unrecognized tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states.  The Company’s tax years 2005 through 2007 remain open to examination for U.S. Federal income taxes.

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at February 28, 2010, and November 29, 2009, consisted of the following:

	February 28, 2010		November 29, 2009
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$2,309,695	$–	$2,290,086	$–
Notes payable	2,804,575	–	2,820,364	–
Total	$5,114,270	$–	$5,110,450	$–

On August 21, 2009, the Company entered into new loan documents with Crossroads Bank effective as of August 14, 2009, including business loan agreements and promissory notes, pertaining to three loans originally extended to the Company by Crossroads Bank in 2004 and 2005 with respect to the Company’s facility and certain equipment and fixtures in Wabash, Indiana. Following this restructuring, the three loans had an aggregate balance of $2,604,575 at February 28, 2010. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2020. The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans had an aggregate principal balance of $72,835 at August 14, 2009. Crossroads Bank voluntarily waived principal payments for August 2009 under these loans, and the Company paid an aggregate of $14,500 in fees to Crossroads Bank and their Wabash-based counsel. Payments under these two loans were resumed beginning September 2009. One of these loans was paid in full on its maturity date of November 2, 2009 and the other loan is on schedule for full payment by its maturity date of June 24, 2010. The monthly installments due under all remaining loans total $34,739. Crossroads Bank permanently waived all current and prior covenant violations associated with these loans as of the time of entry into the new loan documents. However, because the Company has failed to comply with the fixed charge ratio covenant under the loans, despite making all principal and interest payments on schedule, it is in a technical state of default which has not yet been declared, but for which a waiver has not been provided, and the debt has been classified as a current liability.  Under the terms of a 2005 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City of its interest in those assets to Crossroads Bank.

On October 30, 2009, the Company entered into an Agreement (the “Agreement”), dated effective on October 31, 2009, with National City Bank (the “Bank”) and the guarantors named therein (the “Guarantors”).  The Agreement modifies certain terms of the Company’s existing revolving line of credit agreement and related documentation with the Bank, including that certain Replacement Promissory Note (Line of Credit) dated November 21, 2007 (the “Note”), as the same have been modified and restructured from time to time (collectively, the “Loan Documents”). Under the terms of the Agreement, the Company and the Guarantors agreed, among other things, to (i) specified monthly reductions in the principal sum available under the Note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3,000,000 on the date of the Agreement to $1,250,000 by November 1, 2010; (ii) adjustments to the interest rate on the daily unpaid principal balance of the Note, from (A) 6% per annum above the prime rate commencing October 31, 2009, to (B) 8% per annum above the prime rate commencing March 1, 2010, to (C) 10% per annum above the prime rate commencing October 1, 2010, to (D) 12% per annum above the prime rate if the principal balance is not paid in full by November 30, 2010; (iii) the payment of fees by the Company to the Bank of $10,000 on March 1, 2010, $15,000 on June 1, 2010, $20,000 on October 1, 2010, and $25,000 on November 30, 2010, unless in each case at the time the fee becomes due the principal balance of the Note has been paid in full and the Bank is no longer committed to loan funds under the Loan Documents; and (iv) amendment of the term “Borrowing Base” under the Loan Documents to reduce, effective after the close of business on January 31, 2010, the amount of the line of credit available from inventory collateral from $2,500,000 to an amount equal to 80% of the principal sum available under the Note and the Agreement.  In addition, the Agreement provides that, so long as the Company and the Guarantors comply with all of the conditions set forth in the Agreement (including those listed above), the Bank will not exercise its rights and remedies under the Loan Documents or take any affirmative action thereunder until the earlier of November 30, 2010 or the occurrence of any termination event specified in the Agreement, including, among others, an event of default under the Loan Documents, or a default relating to other indebtedness for borrowed money resulting in the acceleration of such indebtedness, or the death of the Guarantors. On November 13, 2009, the Company engaged the services of a turnaround consulting firm to provide it with strategic consulting services, in accordance with the requirements of the Agreement.

The Company first entered into our existing credit facility with the Bank on January 31, 2007. The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of our Chief Executive Officer and one board member. The credit agreement originally had a two-year term and, among other things, provided for a $7,500,000 line of credit, with an interest rate equal to prime plus or minus .25% (depending on certain financial covenants). On November 21, 2007, we amended the credit facility to extend the maturity date to November 30, 2008. In addition, pursuant to this amendment, the Bank waived any prior violations of the financial covenants, the advance rate on eligible raw materials was decreased to 55%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate was 4.75% at November 30, 2008), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including equity or subordinated capital injections.  Subsequent to this initial amendment and prior to entering the Agreement, we extended the maturity date pursuant to a number of amendments and agreements with the Bank, which generally provided, among other things, for escalating interest rates and changes in availability under the line of credit. Immediately prior to entering the Agreement, the interest rate was set at prime plus ten percent and the line of credit was limited to $3,000,000, of which only $2,500,000 was available from inventory collateral.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008 was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  The Company has not made these payments because the Bank, in accordance with the terms of its subordination agreement with Next Investors, LLC, has withheld its approval of such payments. Under the Note Extension Agreement, whenever the Bank withholds such approval, the Company’s nonpayment does not constitute a payment default. The principal partners of Next Investors, LLC include one of the Company’s board members and two of the Company’s shareholders. As of February 28, 2010, interest expensed and accrued for this loan totaled $3,033 and $933, respectively. As of March 1, 2009, interest expensed and accrued for this loan totaled $3,033 and $2,100, respectively.

6.

Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations, but the Company is not currently a party to any legal proceedings.

7.

Stockholders’ Equity

Stockholders’ equity for the three months ended February 28, 2010 and the year ended November 29, 2009 was comprised of the following:

	February 28, 2010	November 29, 2009
Common stock, $.001 par value; 100,000,000 shares authorized, 27,399,055 and 27,396,055 shares issued and outstanding at February 28, 2010, and November 29, 2009, respectively	$27,399	$27,396
Additional paid-in capital	8,472,907	8,472,835
Accumulated deficit	(7,936,303)	(7,852,154)
Unearned compensation	(21,234)	(21,739)
Total stockholders’ equity	$542,769	$626,338

8.

Earnings (Loss) Per Share

Basic loss per share below for the three months ended February 28, 2010 and March 1, 2009, was calculated on the basis of the weighted average number of common shares outstanding during the year ended divided into the net loss available to common stockholders.  Diluted loss per share below was calculated by dividing the net loss by the weighted average number of common and potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	February 28, 2010	March 1, 2009
Numerator:
Net loss	$(84,149)	$(690,700)
Denominator:
Basic weighted average common shares	27,398,396	27,363,846
Effect of dilutive stock options and warrants	–	–
Basic and diluted earnings per share	$(0.003)	$(0.025)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended November 29, 2009 (the “2009 Form 10-K”).  In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “are of the opinion that” and words of similar import constitute “forward-looking statements.”  You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following:  the risk factors set forth in Part I, Item 1A (Risk Factors) of our 2009 Form 10-K; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks;  risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners, including the ability to finance or refinance our operations; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by law.

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

In servicing its customers, the Company faces competition from numerous other providers of licensed promotional apparel. Many of these competitors may be larger and better capitalized than the Company. Additionally, if the Company is to continue to grow its business by adding additional product offerings and by making strategic acquisitions, it will require additional capital.  Therefore, Management is continuously considering various suitable sources of capital in efforts to furnish the needed capital.

In assessing the Company’s performance, management focuses on (a) increasing revenues primarily through enhancing its licensing programs and (b) protecting such revenues by profitably diversifying its customer bases regionally and demographically. In order to enhance profitability, Management monitors and seeks to improve gross margins primarily through internal cost controls and through importing and outsourcing decisions aimed at lowering raw material costs. Management also strives to reduce fixed costs as a percentage of sales, improve inventory turnover and reduce receivables measured by day’s sales outstanding, all in an effort to improve profitability and cash flow.

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

The Company’s product offerings include sportswear branded with its own proprietary designs, which include American Biker®, American Wildlife®, Ragtops Sportswear™, Campus Traditions USA®, Class Threads™ and Cadre Athletic®. The Company distributes its licensed and proprietary products pursuant to various arrangements, including the following:

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. In addition, the Company has been successful in providing internet fulfillment as a turnkey operation for its customers.  The Company has also been successful in establishing itself as a supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™; www.rpmsportsusa.com™; www.americanwildlifeusa.com, and www.americanbiker.com™. The Company’s website, www.nextinc.net, provides information concerning the Company and its products to the general public.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended February 28, 2010, and March 1, 2009. These statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s 2009 Form 10-K.

	Three Months Ended
	February 28, 2010	March 1, 2009
	(unaudited)	(unaudited)
Net sales	$2,824,439	$3,058,345
Cost of sales	1,861,435	2,459,882
Gross profit	963,004	598,463
Operating and other expenses:
General and administrative expenses	332,233	411,945
Royalties, commissions, and selling expenses	394,527	481,476
Corporate expenses	221,455	243,566
Interest expenses	101,322	152,556
Other (income) expenses	(2,384)	(380)
Total operating and other expenses	1,047,153	1,289,163
Loss before income taxes	(84,149)	(690,700)
Benefit for income taxes	–	–
Net loss	$(84,149)	$(690,700)

For the three months ended February 28, 2010 and March 1, 2009

Summary

Net loss for the quarter ended February 28, 2010, improved $606,551 to $(84,149), as compared to $(690,700) for the prior year quarter ended March 1, 2009, on a $233,906 decrease in net sales for the quarter.  Gross profit margin improved to 34.1% from 19.6% in the year earlier period mainly due to management’s decision to sell in 2009 a large quantity of fall inventory with prior year designs to a major customer with a special, one-off deep discount, which resulted in decreased inventory and increased cash flow during a slower sales volume season.  In addition, the Company has executed and continues to execute several restructuring and cash conservation initiatives which have occurred from mid-2008 to the present that include:

•

Solicited and evaluated proposals to replace our current asset based line of credit beginning in mid-April, 2008;

•

Reorganized in October 2008, including personnel terminations from all parts of the organization;

•

Converted selling expenses from fixed to variable during fiscal 2009;

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

Net Sales

Net sales decreased $233,906, or 7.6%, to $2,824,439 for the three months ended February 28, 2010, from $3,058,345 for the three months ended March 1, 2009.  Sales to the Company’s top three customers accounted for 70% of this decrease despite the Company’s top customer recording a 67% increase over the same period last year.  This increase in the top customer’s business resulted from a substantial increase in regular, ongoing business done by this customer and the addition of internet fulfillment business.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales decreased to $1,861,435 (65.9% of sales) for the three months ended February 28, 2010, from $2,459,882 (80.4% of sales) for the three months ended March 1, 2009.  The decrease in the percentage of sales is due mainly to the decision in 2009 to sell to a large customer a large quantity of fall inventory with prior year designs with a special, one-off discount in exchange for agreement by the customer to purchase a remaining large quantity of prior year design, all-season inventory at normal selling prices, later in the 2009 fiscal year, as discussed above in the summary.  Excluding this large discount, cost of sales would have been 71.4% of net sales for the fiscal quarter ended March 1, 2009, representing a 5.5% increase to the same percentage recorded in the fiscal quarter ended February 28, 2010.  The remaining decrease was the result of realized product price increases, reduced sales allowances and continued tight control of variable spending for manpower and other controllable expenses in 2010.

Operating and Other Expenses

General and administrative expenses decreased by 19.4% to $332,233 for the three months ended February 28, 2010, from $411,945 for the three months ended March 1, 2009.  Substantially lower expenses that resulted from implemented cost reductions, as augmented by attrition are responsible for the improvement.

Royalties, commissions, and selling expenses are proportionate to sales, and also carry a fixed component that includes some travel, samples and sales oriented expenses incurred by home office employees.  Expenses for this area for the three months ended February 28, 2010, were $394,527, or 14.0% of net sales, compared to $481,476, or 15.7% of net sales, for the three months ended March 1, 2009.  Royalties contributed to this reduction due to product mix that resulted in differences in royalty rates, as did reductions in salaries, contract labor and rent, all of which are the result of the Company’s reorganization efforts.

Corporate expenses for three months ended February 28, 2010 decreased by 9.1% to $221,455, as compared to $243,566 for the three months ended March 1, 2009.  Decreases in banking fees, wages and amortization of finance charges expensed during the three months ended February 28, 2010, offset by an increase in professional fees attributable to requirements by one of the Company’s banks were responsible for the lower cost.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt.  This expenditure decreased for the three months ended February 28, 2010 to $101,322, as compared to $152,556 for the three months ended March 1, 2009.  Overall, the Company’s borrowings against its revolving line of credit for the three months ended February 28, 2010, decreased by $1,921,404 as compared to the prior year’s quarter due to lower actual collateral available. Lower interest payments on significantly lower balances resulted in the lower interest expense.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items in accordance with ASC 740, Accounting for Income Taxes.  The provision for income taxes for the three months ended February 28, 2010 and March 1, 2009, was $-0- after valuation allowance. Realization of deferred tax assets is uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses.

Financial Position, Capital Resources, and Liquidity – February 28, 2010 and November 29, 2009

Working capital was $(1,824,658) at February 28, 2010 and $(1,837,553) at November 29, 2009, after reclassifications of long-term debt owed to Crossroads Bank carried as current liabilities as a consequence of failing to meet certain financial ratio covenants. Working capital was, therefore, increased by $12,895 from working capital at November 29, 2009.  Decreases in accrued expenses and accounts payable along with increase in prepaid expenses were offset by decreases in accounts receivable and inventory.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  We received net proceeds from the sale of receivables of $2,281,808 for the three months ended February 28, 2010 and incurred fees of $7,652 to do so.  We have not established a target for the sale of accounts receivable for the remainder of fiscal 2010.  There were no such sales in the first quarter of fiscal 2009.

The Company’s cash on hand and in banks at February 28, 2010 was $138,256, as compared to $132,821 at November 29, 2009.  Differences in cash on hand are attributable to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations for the three months ended February 28, 2010 was $1,936, as compared to $1,066,144 of cash provided by operations for the three months ended March 1, 2009.  The decrease in cash provided by operations from the three months ended February 28, 2010 to the comparable prior year’s quarter ended March 1, 2009 related primarily to a decrease in accounts receivables and inventory, increases in accounts payable and non-cash operating charges offset partially by decrease in accrued expenses and the lower net loss.

Cash used in investing activities produced a net outflow of $321 for the three months ended February 28, 2010, as compared to an outflow of $7,161 for the three months ended March 1, 2009.  These cash outflows resulted from purchases of equipment and intangible assets in both periods offset in the current year by the sale of a fixed asset.

Financing activities provided cash of $3,820, for the three months ended February 28, 2010, compared to $1,014,058 cash used for the three months ended March 1, 2009.  This variation is the result of a substantially lower line of credit balance carried during the current year which resulted from reduced inventory and lower accounts receivable.

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

The Company first entered into its existing credit facility with the Bank on January 31, 2007. The loan is collateralized by accounts receivable, inventory, and limited personal guarantees of our Chief Executive Officer and one board member. The credit agreement originally had a two-year term and, among other things, provided for a $7,500,000 line of credit, with an interest rate equal to prime plus or minus .25% (depending on certain financial covenants). On November 21, 2007, we amended the credit facility to extend the maturity date to November 30, 2008. In addition, pursuant to this amendment, the Bank waived any prior violations of the financial covenants, the advance rate on eligible raw materials was decreased to 55%, the interest rate was increased to prime plus a percentage ranging from .75% to .25% (depending on certain financial ratios – the interest rate was 4.75% at November 30, 2008), an over-advance line of credit was extinguished, and certain financial ratios and covenants were revised, including the addition of a covenant providing for minimum levels of EBITDA including equity or subordinated capital injections.  Subsequent to this initial amendment and prior to entering the Agreement, we extended the maturity date pursuant to a number of amendments and agreements with the Bank, which generally provided, among other things, for escalating interest rates and changes in availability under the line of credit. Immediately prior to entering the Agreement, the interest rate was set at prime plus ten percent and the line of credit was limited to $3,000,000, of which only $2,500,000 was available from inventory collateral.

The Company had drawn $2,309,695 under the credit facility as of February 28, 2010.  Cash availability from the revolving line of credit was $139,214 as of February 28, 2010 and $377,189 on March 1, 2009 as filed with National City Bank on the day nearest to the end of the Company’s month.

On August 21, 2009, the Company entered into new loan documents with Crossroads Bank effective as of August 14, 2009, including business loan agreements and promissory notes, pertaining to three loans originally extended to the Company by Crossroads Bank in 2004 and 2005 with respect to the Company’s facility and certain equipment and fixtures in Wabash, Indiana. Following this restructuring, the three loans had an aggregate balance of $2,620,364 at November 29, 2009. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2020. The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans had an aggregate principal balance of $72,835 at August 14, 2009. Crossroads Bank voluntarily waived principal payments for August 2009 under these loans, and the Company paid an aggregate of $14,500 in fees to Crossroads Bank and their Wabash-based counsel. Payments under these two loans were resumed beginning September 2009. One of these loans was paid in full on its maturity date of November 2, 2009 and the other loan is on schedule for full payment by its maturity date of June 24, 2010. The monthly installments due under all remaining loans total $34,739. Crossroads Bank permanently waived all current and prior covenant violations associated with these loans as of the time of entry into the new loan documents. However, because the Company has failed to comply with the fixed charge ratio covenant under the loans, which are term debt, despite making all principal and interest payments on schedule, it is in a technical state of default which has not yet been declared, but for which a waiver has not been provided, and the debt has been classified as a current liability.  Under the terms of a 2005 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City of its interest in those assets to Crossroads Bank.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008 was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  The Company has not made these payments because the Bank, in accordance with the terms of its subordination agreement with Next Investors, LLC, has withheld its approval of such payments. Under the Note Extension Agreement, whenever the Bank withholds such approval, the Company’s nonpayment does not constitute a payment default. The principal partners of Next Investors, LLC include one of the Company’s board members and two of the Company’s shareholders. As of February 28, 2010, interest expensed and accrued for this loan totaled $3,033 and $933, respectively. As of March 1, 2009, interest expensed and accrued for this loan totaled $3,033 and $2,100, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and foreign currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Interest Rate Risk

The Company is subject to market risk for changes in the prime interest rate charged on amounts borrowed from its banks since those loans charge interest at the prime rate plus a specified percentage.  At $2.0 million, a 1% change in the prime rate would impact the Company by $20,000.

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

Item 4T.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2010, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

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

April 14, 2010

By:  /s/ Robert M. Budd

Robert M. Budd

Chief Executive Officer

By:  /s/ David O. Cole

David O. Cole

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.