Form 10-Q
period 2010-05-30
NEXT INC/TN
filed 2010-07-19
CIK 1071991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 30, 2010

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

As of July 2, 2010, there were 27,399,055 shares of the registrant’s common stock issued and outstanding.

NEXT, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of May 30, 2010, and November 29, 2009

3

Condensed Consolidated Statements of Operations for the three month and six month periods ended

May 30, 2010, and May 31, 2009

4

Condensed Consolidated Statements of Cash Flows for the six months ended

May 30, 2010, and May 31, 2009

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures About Market Risk

20

Item 4. Controls and Procedures

20

Part II—Other Information

Item 1.  Legal Proceedings

21

Item 6.  Exhibits

23

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

NEXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 30, 2010	November 29, 2009
	(unaudited)
Assets

Current assets:
Cash	$113,313	$132,821
Accounts receivable, net of allowance for doubtful accounts in 2010 and 2009 of $70,110 and $104,946, respectively	618,245	1,562,201
Inventories	3,954,707	4,168,524
Prepaid expenses	192,279	135,761
Other current assets	787	3,087
Total current assets	4,879,331	6,002,394
Property, plant and equipment, net	1,805,299	1,919,942
Deferred taxes, net of valuation allowances	–	–
Other assets, net	468,283	543,949
Total Assets	$7,152,913	$8,466,285

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,029,899	$1,903,991
Accrued expenses and other current liabilities	237,226	825,506
Revolving line of credit	1,919,570	2,290,086
Short-term debt and current maturities	2,545,176	2,620,364
Loan from stockholders	200,000	200,000
Total current liabilities	6,931,871	7,839,947
Long-term debt, less current maturities	–	–
Total liabilities	6,931,871	7,839,947
Stockholders’ equity	221,042	626,338
Total Liabilities and Stockholders’ Equity	$7,152,913	$8,466,285

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	May 30, 2010	May 31, 2009
	(unaudited)	(unaudited)
Net sales	$2,247,716	$2,555,559
Cost of sales	1,570,809	1,788,443
Gross profit	676,907	767,116

Selling, general, and administrative expenses	884,406	944,157
Operating loss	(207,499)	(177,041)

Interest	(115,461)	(155,251)
Other income	727	3,285
Loss before income taxes	(322,233)	(329,007)

Provision for income taxes	–	–
Net loss	$(322,233)	$(329,007)
Net loss per share, basic and diluted	$(0.012)	$(0.012)
Weighted average shares outstanding, basic and diluted	27,399,055	27,373,242

	Six Months Ended
	May 30, 2010	May 31, 2009
	(unaudited)	(unaudited)
Net sales	$5,072,155	$5,613,904
Cost of sales	3,432,244	4,248,325
Gross profit	1,639,911	1,365,579

Selling, general, and administrative expenses	1,832,621	2,081,144
Operating loss	(192,710)	(715,565)

Interest	(216,783)	(307,807)
Other income	3,111	3,665
Loss before income taxes	(406,382)	(1,019,707)

Provision for income taxes	–	–
Net loss	$(406,382)	$(1,019,707)
Net loss per share, basic and diluted	$(0.015)	$(0.037)
Weighted average shares outstanding, basic and diluted	27,398,726	27,368,549

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 30, 2010	Mary 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(406,382)	$(1,019,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,301	296,176
Noncash compensation	1,011	1,010
Noncash fees	75	249
Gain on sale of asset	(2,070)	–
Provision for allowance for uncollectible accounts	10,000	–
Changes in operating assets and liabilities:
Accounts receivable	933,956	1,802,933
Inventories	213,817	1,120,438
Prepaid expenses	(58,610)	(70,211)
Other current assets	2,300	68,408
Accounts payable	125,908	(259,077)
Accrued expenses and other liabilities	(588,280)	108,695
Total adjustments	845,408	3,068,621
Net cash provided by operating activities	439,026	2,048,914

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,000)	(6,120)
Cash proceeds from sale of asset	3,000	–
Cash paid for intangible assets	(2,830)	(3,069)
Net cash used in investing activities	(2,830)	(9,189)

Cash flows from financing activities:
Revolving line of credit, net	(370,516)	(1,810,372)
Repayments of long term debt, loans and notes payable	(75,188)	(139,985)
Fees paid for financing activities	(10,000)	(77,691)
Net cash used in financing activities	(455,704)	(2,028,048)

Net increase (decrease) in cash	(19,508)	11,677
Cash, beginning of period	132,821	139,909
Cash, end of period	$113,313	$151,586

Supplemental Information:
Cash paid during the period for interest	$219,107	$300,449

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 30, 2010 and for the three and six month periods ended May 30, 2010, and May 31, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2009, as filed with the SEC.

The Company’s fiscal year is based on a 52-53 week period.  Quarterly financial information is reported using a 5-4-4 week basis with each week ending on a Sunday at midnight.

The Company is dependent upon available cash, operating cash flow, its term loans with Crossroads Bank and its revolving line of credit to meet its capital needs. The Company is currently in a technical, undeclared state of default under its term loans with Crossroads Bank, despite having made all payments on time under the agreements, due to its failure to satisfy the fixed charge ratio covenant. Additionally, the revolving line of credit agreement contains a cross-default provision enabling the lender to exercise available rights and remedies prior to the scheduled termination date of November 30, 2010 if the Company defaults under other indebtedness and the third party lender accelerates the time for payment of such borrowed amounts. The revolving line of credit agreement contains specified monthly reductions in the principal sum available under the note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3 million to $1.25 million by November 1, 2010. There are no guarantees that the availability under the revolving line of credit during 2010 will be adequate to finance operations without other capital resources. The Company continues to negotiate with Crossroads Bank regarding the covenant failure on the term loans, and Crossroads Bank has not declared a state of default.

To address its recurring losses and capital needs, the Company has undertaken several restructuring initiatives from mid-2008 to the present, including the following:

•

Solicited and evaluated proposals to replace its current asset based line of credit beginning in mid-April, 2008;

•

Reorganized in October 2008, including personnel terminations from all parts of the organization;

•

Converted selling expenses from fixed to variable;

•

Retained the services of a turnaround consulting firm in November, 2009;

•

Increased gross selling prices that are being realized in 2010;

•

Reduced certain sales expenses and allowances for 2010; and,

•

Continued tight control of variable spending for manpower and other controllable expenses.

However, unless Company management is successful in implementing and/or maintaining these and other initiatives, the Company may continue to experience losses.

We are considering all of our strategic options and alternatives to improve and assure our liquidity and provide working capital to fund our continuing business operations, which includes debt and equity financing as alternatives to supply our cash needs, as well as considering the possible sale or sales of some or all of our assets. However, we cannot assure you that we will be successful in negotiating a remedy for the covenant failure or obtaining adequate financing on terms agreeable to us or at all. If we are unable to remedy the covenant failure or obtain adequate funds on acceptable terms, we will likely not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Next Marketing, Inc., and Choice International, Inc.

Cash

Cash consists of cash on deposit.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is maintained for the estimated losses resulting from the inability of customers to pay the amounts due. The allowance is based upon identified delinquent accounts, customer payment patterns and other analyses of historical data and trends. The Company extends open credit to customers based upon their financial condition. The allowance for doubtful accounts as of May 30, 2010, was $70,110, and at November 29, 2009, was $104,946.

Customer Base and Credit Concentration

The Company has a large, diverse, and distinguished customer base of traditional retailers that include national as well as large regional chains, specialty retailers, corporate accounts, college bookstores, motor sports, souvenir and gift shops, and golf shops. In the six months ended May 30, 2010, sales to the Company’s only two customers whose purchases were greater than or equal to ten percent of total net sales accounted for 83% of total net sales.  Amounts due to the Company from these two customers accounted for 58% of accounts receivable as of May 30, 2010.  In the six months ended May 31, 2009, sales to the Company’s only three customers whose purchases were greater than or equal to ten percent of total sales accounted for 75% of total sales.  Amounts due to the Company from these three customers accounted for 80% of accounts receivable as of May 31, 2009.  The Company’s management believes that the Company’s credit risk exposure is limited based on current information available with respect to the financial strength of its customers and previously recorded allowances. Such estimates could change in the future.

The Company experiences seasonality in its sales cycle due to the amount of school-licensed products. The seasonality of sales results in 60 to 80 percent of the Company’s revenues being generated in the third and fourth quarters. Seasonality is also affected by significant selling price differentials which result from sales of heavier garments in fall and winter months.

Sale of Receivables

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  The Company received net proceeds from the sale of receivables of $4,224,095 for the six months ended May 30, 2010 and incurred fees of $13,817 to do so.  There were no such transactions in the six months ended May 31, 2009.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure  Requirements" ("ASU No. 2010-09").  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial  statements,  through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

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

3.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or net realizable value. Inventories as of May 30, 2010, and November 29, 2009, consisted of the following:

	May 30, 2010	November 29, 2009
Raw materials	$2,439,366	$2,531,668
Finished goods	1,515,341	1,636,856
	$3,954,707	$4,168,524

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

The ultimate realization of deferred tax assets is dependent upon the attainment of forecasted results of operations. Management has taken these and other factors into consideration in recording the deferred tax estimate. The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities at May 30, 2010, and November 29, 2009, are as follows:

	May 30, 2010	November 29, 2009
Assets: Accounts receivable allowance	$28,044	$31,846
Goodwill and other intangibles	877,449	903,270
Net operating loss carryforwards	2,242,642	2,056,958
	3,148,135	2,992,074
Valuation allowance for deferred tax assets	(3,026,086)	(2,834,700)
Total deferred tax assets	122,049	157,374
Liabilities:
Property, plant and equipment	122,049	157,374
Total deferred tax liabilities	122,049	157,374

Deferred taxes, net	$–	$–

At May 30, 2010, the Company had no unrecognized tax positions recorded.  The Company does not expect its unrecognized tax positions to change significantly in the next twelve months.  If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statement of operations.  The Company is subject to United States federal income taxes, as well as income taxes in various states.  The Company’s tax years 2006 through 2008 remain open to examination for U.S. Federal income taxes.

5.

Short-Term and Long-Term Debt

Short-term and long-term debt at May 30, 2010, and November 29, 2009, consisted of the following:

	May 30, 2010		November 29, 2009
	Short Term	Long Term	Short Term	Long Term
Revolving credit facility	$1,919,570	$–	$2,290,086	$–
Notes payable	2,745,176	–	2,820,364	–
Total	$4,664,746	$–	$5,110,450	$–

On August 21, 2009, the Company entered into new loan documents with Crossroads Bank effective as of August 14, 2009, including business loan agreements and promissory notes, pertaining to three loans originally extended to the Company by Crossroads Bank in 2004 and 2005 with respect to the Company’s facility and certain equipment and fixtures in Wabash, Indiana. Following this restructuring, the three loans had an aggregate balance of $2,545,176 at May 30, 2010. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2020. The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans had an aggregate principal balance of $72,835 at August 14, 2009. Crossroads Bank voluntarily waived principal payments for August 2009 under these loans, and the Company paid an aggregate of $14,500 in fees to Crossroads Bank and their Wabash-based counsel. Payments under these two loans were resumed beginning September 2009. Both of these loans were paid in full on their maturity dates of November 2, 2009 and June 24, 2010, respectively. The monthly installment due under the remaining loan is $29,292. Crossroads Bank permanently waived all current and prior covenant violations associated with these loans as of the time of entry into the new loan documents. However, because the Company has failed to comply with the fixed charge ratio covenant under the loans, despite making all principal and interest payments on schedule, it is in a technical state of default which has not yet been declared, and for which a waiver has not been provided; therefore, the debt has been classified as a current liability.  Under the terms of a 2004 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City of its interest in those assets to Crossroads Bank.

On October 30, 2009, the Company entered into an Agreement (the “Agreement”), dated effective on October 31, 2009, with National City Bank (the “Bank”) and the guarantors named therein (the “Guarantors”).  The Agreement modifies certain terms of the Company’s existing revolving line of credit agreement and related documentation with the Bank, including that certain Replacement Promissory Note (Line of Credit) dated November 21, 2007 (the “Note”), as the same have been modified and restructured from time to time (collectively, the “Loan Documents”). Under the terms of the Agreement, the Company and the Guarantors agreed, among other things, to (i) specified monthly reductions in the principal sum available under the Note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3,000,000 on the date of the Agreement to $1,250,000 by November 1, 2010; (ii) adjustments to the interest rate on the daily unpaid principal balance of the Note, from (A) 6% per annum above the prime rate commencing October 31, 2009, to (B) 8% per annum above the prime rate commencing March 1, 2010, to (C) 10% per annum above the prime rate commencing October 1, 2010, to (D) 12% per annum above the prime rate if the principal balance is not paid in full by November 30, 2010; (iii) the payment of fees by the Company to the Bank of $10,000 on March 1, 2010, $15,000 on June 1, 2010, $20,000 on October 1, 2010, and $25,000 on November 30, 2010, unless in each case at the time the fee becomes due the principal balance of the Note has been paid in full and the Bank is no longer committed to loan funds under the Loan Documents; and (iv) amendment of the term “Borrowing Base” under the Loan Documents to reduce, effective after the close of business on January 31, 2010, the amount of the line of credit available from inventory collateral from $2,500,000 to an amount equal to 80% of the principal sum available under the Note and the Agreement.  In addition, the Agreement provides that, so long as the Company and the Guarantors comply with all of the conditions set forth in the Agreement (including those listed above), the Bank will not exercise its rights and remedies under the Loan Documents or take any affirmative action thereunder until the earlier of November 30, 2010 or the occurrence of any termination event specified in the Agreement, including, among others, an event of default under the Loan Documents, or a default relating to other indebtedness for borrowed money resulting in the acceleration of such indebtedness, or the death of the Guarantors. On November 13, 2009, the Company engaged the services of a turnaround consulting firm to provide it with strategic consulting services, in accordance with the requirements of the Agreement.  Those services were terminated voluntarily by the turnaround consulting firm in May because they felt that they were not providing value to either the Bank or the Company.

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

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008 was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  The Company has not made these payments because the Bank, in accordance with the terms of its subordination agreement with Next Investors, LLC, has withheld its approval of such payments. Under the Note Extension Agreement, whenever the Bank withholds such approval, the Company’s nonpayment does not constitute a payment default. The principal partners of Next Investors, LLC include one of the Company’s board members and two of the Company’s shareholders. As of May 30, 2010, interest expensed and accrued for this loan totaled $6,066 and $933, respectively. As of May 31, 2009, interest expensed and accrued for this loan totaled $6,133 and $1,167, respectively.

6.

Contingencies

The Company from time to time has pending various legal actions arising in the normal course of business.  Management does not believe that such legal actions, individually or in the aggregate, will have a material impact on the Company’s business, financial condition or operating results.

7.

Stockholders’ Equity

Stockholders’ equity for the three months ended May 30, 2010 and the year ended November 29, 2009 was comprised of the following:

	May 30, 2010	November 29, 2009
Common stock, $.001 par value; 100,000,000 shares authorized, 27,399,055 and 27,396,055 shares issued and outstanding at May 30, 2010, and November 29, 2009, respectively	$27,399	$27,396
Additional paid-in capital	8,472,907	8,472,835
Accumulated deficit	(8,258,536)	(7,852,154)
Unearned compensation	(20,728)	(21,739)
Total stockholders’ equity	$221,042	$626,338

8.

Earnings (Loss) Per Share

Basic loss per share below for the three months ended May 30, 2010 and May 31, 2009, was calculated on the basis of the weighted average number of common shares outstanding during the year ended divided into the net loss available to common stockholders.  Diluted loss per share below was calculated by dividing the net loss by the weighted average number of common and potentially dilutive common shares outstanding.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	May 30, 2010	May 31, 2009
Numerator:
Net loss	$(322,233)	$(329,007)
Denominator:
Basic weighted average common shares	27,399,055	27,373,242
Effect of dilutive stock options and warrants	–	–
Basic and diluted earnings per share	$(0.012)	$(0.012)

	Six months ended
	May 30, 2010	May 31, 2009
Numerator:
Net loss	$(406,382)	$(1,019,707)
Denominator:
Basic weighted average common shares	27,398,726	27,368,549
Effect of dilutive stock options and warrants	–	–
Basic and diluted earnings per share	$(0.015)	$(0.037)

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

The Company has expanded its business to include e-commerce web sites through which some of the Company’s most popular licensed products are marketed. In addition, the Company has been successful in providing internet fulfillment as a turnkey operation for its customers.  The Company has also been successful in establishing itself as a supplier under various e-commerce web sites, currently the most significant of which are www.campustraditionsusa.com™, www.rpmsportsusa.com™, www.americanwildlifeusa.com, and www.americanbiker.com™. The Company’s website, www.nextinc.net, provides information concerning the Company and its products to the general public.

Results of Operations

The following table sets forth certain items in the Company’s condensed consolidated statement of operations for the three months ended May 30, 2010, and May 31, 2009. These statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s 2009 Form 10-K.

	Three Months Ended		Six Months Ended
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,247,716	$2,555,559	$5,072,155	$5,613,904
Cost of sales	1,570,809	1,788,443	3,432,244	4,248,325
Gross profit	676,907	767,116	1,639,911	1,365,579
Operating and other expenses:
General and administrative expenses	311,931	356,481	644,164	768,426
Royalties, commissions, and selling expenses	325,206	341,225	719,733	822,701
Corporate expenses	247,269	246,451	468,724	490,017
Interest expenses	115,461	155,251	216,783	307,807
Other income	(727)	(3,285)	(3,111)	(3,665)
Total operating and other expenses	999,140	1,096,123	2,046,293	2,385,286
Loss before income taxes	(322,233)	(329,007)	(406,382)	(1,019,707)
Benefit for income taxes	–	–	–	–
Net loss	$(322,233)	$(329,007)	$(406,382)	$(1,019,707)

For the three months ended May 30, 2010 and May 31, 2009

Summary

12% lower net sales were offset by a slightly improved gross margin percentage and overall reductions in expenses to achieve a $6,774 improvement in net loss for the quarter ended May 30, 2010 as compared to the quarter ended May 31, 2009.

Net Sales

Net sales decreased $307,843, or 12.0%, to $2,247,716 for the three months ended May 30, 2010, from $2,555,559 for the three months ended May 31, 2009.  Sales to the Company’s top two customers for this period increased by 50.1% over the same period last year and accounted for 85% of the Company’s sales in the quarter.  These increases reflected the improved sell-throughs the Company’s products have been experiencing at the retail store level.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales decreased by 0.1% to $1,570,809 (69.9% of sales) for the three months ended May 30, 2010, from $1,788,443 (70.0% of sales) for the three months ended May 31, 2009.  Cost of sales is proportionate to sales, though it can be affected by product mix.

Operating and Other Expenses

General and administrative expenses decreased by 12.5% to $311,931 for the three months ended May 30, 2010, from $356,481 for the three months ended May 31, 2009.  Substantially lower expenses that resulted from implemented cost reductions, as augmented by attrition are responsible for the improvement.  Reductions in salaries and wages, insurance expenses and amortization expense were partially offset by higher legal and professional fees.

Royalties, commissions, and selling expenses are proportionate to sales, and also carry a fixed component that includes some travel, samples and sales oriented expenses incurred by home office employees.  Expenses for this area for the three months ended May 30, 2010, were $325,206, or 14.5% of net sales, compared to $341,225, or

13.4% of net sales, for the three months ended May 31, 2009.  Higher royalty expense resulting from a higher mix of college branded goods was offset by lower overall commission expense.

Corporate expenses were $247,269 for three months ended May 30, 2010, which was relatively flat compared to $246,451 for the three months ended May 31, 2009.  Decreases in banking fees and wages were offset by an increase in professional fees attributable to an agreement with National City Bank entered into and reported last October and discussed more fully in Liquidity and Capital Resources later in this document.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt.  This expenditure decreased for the three months ended May 30, 2010 to $115,461 as compared to $155,251 for the three months ended May 31, 2009.  Overall, the Company’s borrowings against its revolving line of credit at May 30, 2010, decreased by $1,414,582 as compared to the same period of the prior year due to lower actual collateral available due to better working capital management.

The Company recognizes a provision or benefit for income taxes that encompasses both federal and state taxes as well as current and deferred portions related to income and differences in accounting versus tax treatment of certain balance sheet items in accordance with ASC 740, Accounting for Income Taxes.  The provision for income taxes for the three months ended May 30, 2010 and May 31, 2009, was $-0- after valuation allowance. Realization of deferred tax assets is uncertain due to the Company’s inability to refinance its current asset based line of credit and recurring operating losses.

For the six months ended May 30, 2010 and May 31, 2009

Summary

Net loss for the six months ended May 30, 2010, improved $613,325 to $(406,382), as compared to $(1,019,707) for the prior year’s six months ended May 31, 2009, on a $541,749 decrease in net sales for the period.  Gross profit margin improved to 32.3% from 24.3% in the year earlier period mainly due to management’s decision, in 2009, to sell in 2009 a large quantity of fall inventory with prior year designs to a major customer with a special, one-off deep discount, which resulted in decreased inventory and increased cash flow during a slower sales volume season.  In addition, the Company has executed and continues to execute several restructuring and cash conservation initiatives which have occurred from mid-2008 to the present that include:

•

Solicited and evaluated proposals to replace our current asset based line of credit beginning  in mid-April, 2008;

•

Reorganized in October 2008, including personnel terminations from all parts of the organization;

•

Converted selling expenses from fixed to variable during fiscal 2009;

•

Retained the services of a turnaround consulting firm in November, 2009;

•

Increased gross selling prices that are being realized in 2010;

•

Reduced certain sales expenses and allowances for 2010; and

•

Continued tight control of variable spending for manpower and other controllable expenses.

Management believes these initiatives better align the Company’s costs with its anticipated revenues going forward.

Net Sales

Net sales decreased $541,749, or 9.7%, to $5,072,155 for the six months ended May 30, 2010, from $5,613,904 for the three months ended May 31, 2009.  Sales to the Company’s top three customers accounted for 88.8% of total year-to-date sales and experienced a 47.8% increase over the same period last year. These increases reflected the improved sell-throughs the Company’s products have been experiencing at the retail store level.

Cost of Sales

Expenses included in cost of sales are primarily raw materials, labor, supplies, contract services, and the depreciation of both the Company’s principal manufacturing facility and its equipment.  Cost of sales decreased to $3,432,244 (67.7% of sales) for the six months ended May 30, 2010, from $4,248,325 (75.7% of sales) for the six months ended May 31, 2009.  The 8% of net sales decrease is due mainly to the decision made in 2009 to sell to a large customer in 2009, a large quantity of fall inventory with prior year designs with a special, one-off discount in exchange for agreement by the customer to purchase a remaining large quantity of prior year design, all-season inventory at normal selling prices, later in the 2009 fiscal year, as discussed above in the summary.  Excluding this large discount, cost of sales would have been 70.8% of net sales for the six months ended May 31, 2009, representing a 3.1% improvement to the same percentage recorded in the six month period ended May 30, 2010.  That 3.1% improvement was the result of realized product price increases, reduced sales allowances and continuing control of variable spending for manpower and other controllable expenses in 2010.

Operating and Other Expenses

General and administrative expenses decreased by 16.2% to $644,164 for the six months ended May 30, 2010, from $768,426 for the six months ended May 31, 2009.  Substantially lower expenses that resulted from implemented cost reductions, as augmented by attrition are responsible for the improvement.  Reductions in salaries and wages, insurance expenses, freight out and amortization expense were partially offset by higher legal and professional fees.

Royalties, commissions, and selling expenses are proportionate to sales, and also carry a fixed component that includes some travel, samples and sales oriented expenses incurred by home office employees.  Expenses for this area for the six months ended May 30, 2010, were $719,933, or 14.2% of net sales, compared to $822,701, or 14.6% of net sales, for the six months ended May 31, 2009.  Slightly higher royalty expense resulting from a higher mix of college branded goods was offset by lower overall commission expense.

Corporate expenses were $468,724 for six months ended May 30, 2010, which was decreased compared to $490,017 for the three months ended May 31, 2009.  Decreases in banking fees and wages were offset by an increase in professional fees attributable to an agreement with National City Bank reported last October and discussed more fully in Liquidity and Capital Resources later in this document.

Interest expense reflects the cost of borrowing under the Company’s revolving credit facility and all short and long-term debt.  This expenditure decreased for the six months ended May 30, 2010 to $216,783 as compared to $307,807 for the six months ended May 31, 2009 due to lower actual collateral available due to better working capital management.

Financial Position, Capital Resources, and Liquidity – May 30, 2010 and November 29, 2009

Working capital was $(2,052,540) at May 30, 2010 and $(1,837,553) at November 29, 2009, after reclassifications of long-term debt owed to Crossroads Bank carried as current liabilities as a consequence of failing to meet certain financial ratio covenants. Working capital was, therefore, decreased by $214,987 from working capital at November 29, 2009.  Decreases in accounts receivable and increases in accounts payable were partially offset by decreases in accrued expenses and short term debt.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financial institutions on a nonrecourse basis.  We received net proceeds from the sale of receivables of $4,224,095 for the six months ended May 30, 2010 and incurred fees of $13,817 to do so.  We have not established a target for the sale of accounts receivable for the remainder of fiscal 2010.  There were no such sales in the second quarter of fiscal 2009.

The Company’s cash on hand and in banks at May 30, 2010 was $113,313, as compared to $132,821 at November 29, 2009.  Differences in cash on hand are attributable to the timing of disbursements.

Liquidity and Capital Resources

The Company’s principal use of cash is for operating activities and working capital. Cash provided by operations for the six months ended May 30, 2010 was $439,026, as compared to $2,048,914 of cash provided by operations for the six months ended May 31, 2009.  The decrease in cash provided by operations related primarily to a decrease in accounts receivables and inventory and increases in accounts payable offset partially by an increase in prepaid expenses and a decrease in accrued expenses.

Cash used in investing activities produced a net outflow of $2,830 for the six months ended May 30, 2010, as compared to an outflow of $9,189 for the six months ended May 31, 2009.  These cash outflows resulted from purchases of equipment and intangible assets offset in the by the sale of a fixed asset in both periods.

Financing activities used cash of $455,704, for the six months ended May 30, 2010, compared to $2,028,048 cash used for the six months ended May 31, 2009.  This variation is the result of a substantially lower line of credit balance carried during the current year which resulted from reduced inventory and lower accounts receivable.

The Company has historically financed its operations through a combination of earnings and debt.  The Company’s principal sources of debt financing are its revolving line of credit with National City Bank and the promissory notes issued by Crossroads Bank.  On October 30, 2009, the Company entered into an Agreement (the “Agreement”), dated effective on October 31, 2009, with National City Bank (“the Bank”) and the guarantors named therein (the “Guarantors”).  The Agreement modifies certain terms of the Company’s existing revolving line of credit agreement and related documentation with the Bank, including that certain Replacement Promissory Note (Line of Credit) dated November 21, 2007 (the “Note”), as the same have been modified and restructured from time to time (collectively, the “Loan Documents”). Under the terms of the Agreement, the Company and the Guarantors agreed, among other things, to (i) specified monthly reductions in the principal sum available under the Note beginning on January 1, 2010, such that the maximum amount available will be reduced from $3,000,000 on the date of the Agreement to $1,250,000 by November 1, 2010; (ii) adjustments to the interest rate on the daily unpaid principal balance of the Note, from (A) 6% per annum above the prime rate commencing October 31, 2009, to (B) 8% per annum above the prime rate commencing March 1, 2010, to (C) 10% per annum above the prime rate commencing October 1, 2010, to (D) 12% per annum above the prime rate if the principal balance is not paid in full by November 30, 2010; (iii) the payment of fees by the Company to the Bank of $10,000 on March 1, 2010, $15,000 on June 1, 2010, $20,000 on October 1, 2010, and $25,000 on November 30, 2010, unless in each case at the time the fee becomes due the principal balance of the Note has been paid in full and the Bank is no longer committed to loan funds under the Loan Documents; and (iv) amendment of the term “Borrowing Base” under the Loan Documents to reduce, effective after the close of business on January 31, 2010, the amount of the line of credit available from inventory collateral from $2,500,000 to an amount equal to 80% of the principal sum available under the Note and the Agreement.  In addition, the Agreement provides that, so long as the Company and the Guarantors comply with all of the conditions set forth in the Agreement (including those listed above), the Bank will not exercise its rights and remedies under the Loan Documents or take any affirmative action thereunder until the earlier of November 30, 2010 or the occurrence of any termination event specified in the Agreement, including, among others, an event of default under the Loan Documents, or a default relating to other indebtedness for borrowed money resulting in the acceleration of such indebtedness, or the death of the Guarantors. On November 13, 2009, the Company engaged the services of a turnaround consulting firm to provide it with strategic consulting services, in accordance with the requirements of the Agreement. Those services were terminated voluntarily by the turnaround consulting firm in May because they felt that they were not providing value to either the Bank or the Company.

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

The Company had drawn $1,919,570 under the credit facility as of May 30, 2010.  Cash availability from the revolving line of credit was $133,711 as of May 30, 2010 and $165,848 on May 31, 2009 as filed with National City Bank on the day nearest to the end of the Company’s month.

On August 21, 2009, the Company entered into new loan documents with Crossroads Bank effective as of August 14, 2009, including business loan agreements and promissory notes, pertaining to three loans originally extended to the Company by Crossroads Bank in 2004 and 2005 with respect to the Company’s facility and certain equipment and fixtures in Wabash, Indiana. Following this restructuring, the three loans had an aggregate balance of $2,620,364 at November 29, 2009. With respect to the largest of the three loans having a principal balance of $2,583,090 at August 14, 2009, the new loan documents provide for the payment of interest only for six months beginning on September 15, 2009 and a corresponding six-month extension of the maturity date to July 15, 2020. The interest under this loan is initially fixed at 7% per annum until December 15, 2010, after which the loan will accrue interest at a variable rate (but not less than 6.5% per annum) indexed to the U.S. prime rate as reported in The Wall Street Journal, plus 0.5 percent (rounded up to the nearest one-eighth percent) with the first such variable rate payment being due on January 15, 2011. The other two loans had an aggregate principal balance of $72,835 at August 14, 2009. Crossroads Bank voluntarily waived principal payments for August 2009 under these loans, and the Company paid an aggregate of $14,500 in fees to Crossroads Bank and their Wabash-based counsel. Payments under these two loans were resumed beginning September 2009. One of these loans was paid in full on its maturity date of November 2, 2009 and the other loan is on schedule for full payment by its maturity date of June 24, 2010. The monthly installments due under all remaining loans currently totals $29,292. Crossroads Bank permanently waived all current and prior covenant violations associated with these loans as of the time of entry into the new loan documents. However, because the Company has failed to comply with the fixed charge ratio covenant under the loans, which are term debt, despite making all principal and interest payments on schedule, it is in a technical state of default which has not yet been declared, but for which a waiver has not been provided, and the debt has been classified as a current liability.  Under the terms of a 2004 intercreditor agreement, Crossroads Bank holds a collateral interest in the Company’s real estate and equipment and fixtures by virtue of a subordination clause in the intercreditor agreement by National City of its interest in those assets to Crossroads Bank.

On November 30, 2006, the Company entered into a subordinated loan agreement with Next Investors, LLC for $500,000, to replace an agreement originally executed on July 20, 2005. The purpose of this loan was to provide working capital to be repaid out of future cash flows. The loan had an interest rate of prime plus .25% and maturity date of November 30, 2008.  Effective October 31, 2008, the Company and Next Investors, LLC entered into a Note Extension Agreement for this subordinated loan agreement, whereby the maturity date of November 30, 2008 was extended to October 31, 2009 and the interest rate was changed to 6% per annum.  Remaining principal payments were rescheduled to August 31, 2009 and October 31, 2009 in installments of $100,000 each.  The Company has not made these payments because the Bank, in accordance with the terms of its subordination agreement with Next Investors, LLC, has withheld its approval of such payments. Under the Note Extension Agreement, whenever the Bank withholds such approval, the Company’s nonpayment does not constitute a payment default. The principal partners of Next Investors, LLC include one of the Company’s board members and two of the Company’s shareholders. As of May 30, 2010, interest expensed and accrued for this loan totaled $6,066 and $933, respectively. As of May 31, 2009, interest expensed and accrued for this loan totaled $6,133 and $1,167, respectively.

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

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 30, 2010, the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings were recorded, processed, summarized and reported as and when required.

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

Item 1A.  Risk Factors

We may not be able to continue as a going concern.

We are dependent upon available cash, operating cash flow and our line of credit to meet our capital needs. We currently do not have a replacement bank for our asset based line of credit. We have attempted strategic options and alternatives to improve our liquidity and provide us with working capital to fund our continuing business operations which include debt and equity financing as an alternative to supply our cash needs, however we have not been successful in negotiating financing in any form. We may not be able to continue operations, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

You should not rely on our past results to predict ours future performance.

The Company’s operating results fluctuate due to factors which are difficult to forecast and often out of the Company’s control. We do not believe that the Company’s past revenues and other operating results are accurate indicators of the Company’s future performance. It is possible that the Company’s operating results will deteriorate. The factors that may contribute to this deterioration include: fluctuations in aggregate capital spending, cyclicality and other economic conditions in one or more markets in which the Company sells its products; changes or reductions in demand in the markets the Company serves; a change in market acceptance of the Company’s products or a shift in demand for the Company’s products; new product introductions by the Company’s competitors; changes in product mix and pricing by the Company, its suppliers or its competitors; pricing and related availability of raw materials for the Company’s products; the Company’s failure to manufacture a sufficient volume of products in a timely and cost-effective manner; the Company’s failure to anticipate changing product requirements of its customers; changes in the mix of sales by distribution channels; exchange rate fluctuations; and extraordinary events such as litigation or acquisitions.

We may be unable to renew licenses.

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

We face intense competition.

The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, delivery, price, compatibility, conformance with customer and licensor standards, and lack of exclusivity. Several of the Company’s existing and potential competitors are larger than the Company and may have substantially greater financial, sourcing and other resources than the Company. In addition, the Company may in the future face competition from new entrants in its markets and there can be no assurance that these competitors will not offer better price points for competitive products and offer better terms to the Company’s customers than those offered by the Company to obtain greater market share or cause the Company to lower prices for its products, any of which could harm the Company’s business.

We depend on the continued contribution of key executive management and key operations and sales management.

The loss of the services of one or more key executives could have a material adverse effect on the Company. The Company’s success also depends on its ability to attract and retain additional highly qualified management personnel. Competition for these individuals is intense and they are often subject to offers from competing employers, some of whom may be better able to offer more lucrative compensation incentives than those offered by the Company. Although most of the Company’s key employees have been with the Company for an extended period of time, there can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed.

Disruption of availability from foreign suppliers could increase costs.

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

Inability to expand our customer base could hurt our business.

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

Economic conditions could limit the number of customers or cause customers to delay payment.

In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry the Company’s products or increase the ownership concentration within the department store retail industry, including: consolidating their operations, undergoing restructurings or reorganizations, or realigning their affiliations. These situations may concentrate the Company’s credit risk in a smaller number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid timely or at all. The current credit market crisis of 2008-2010 has not had a material impact on the Company’s customer base due to bankruptcies of customers, so far. It has had other, less quantified effects, such as delivery dates being deferred and payments being delayed.

Litigation could harm our financial position and results of operations.

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

There is a limited trading market for our stock.

The Company’s common stock is quoted on the OTC Bulletin Board. There is a limited trading market for the Common Stock.

Our Common Stock is volatile.

The market price of the Common Stock is more volatile than the price of common stock of more established companies, because of the limited number of Stockholders and the low volume of trading. In addition, the price is subject to a variety of factors, including the business environment; the operating results of companies in the industries we serve; future announcements concerning the Company’s business or that of its competitors or customers; the introduction of new products or changes in product pricing policies by the Company or its competitors; litigation matters; changes in analysts’ earnings estimates; developments in the financial markets; quarterly operating results; and perceived dilution from stock issuances for acquisitions and other transactions. Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our Common Stock.

Item 6.   Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Corporation filed as Exhibit 3.1 of Form 8-K dated March 9, 2010
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT, INC.

July 19, 2010

By:  /s/ Robert M. Budd

Robert M. Budd

Chief Executive Officer

By: /s/ David O. Cole

David O. Cole

Chief Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Corporation filed as Exhibit 3.1 of Form 8-K dated March 9, 2010
31.1	Section 302 Chief Executive Officer Certification.
31.2	Section 302 Chief Financial Officer Certification.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.